Form 10-Q
period 2011-09-30
SaasMAX, Inc.
filed 2011-11-14
CIK 1515353

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54504

SaaSMAX, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	27-4636847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7770 Regents Road, Suite 113-129  San Diego, CA  92122

(Address of principal executive offices)      (Zip Code)

(858) 518-0447

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,100,512 common shares issued and outstanding as of November 10, 2011

SaaSMAX, Inc.

For the quarter ended September 30, 2011

FORM 10-Q

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets at September 30, 2011 (unaudited) and February 28, 2011	3

	Statements of Operations for the three and seven months ended September 30, 2011and the period from January 19, 2011 (inception) to September 30, 2011 (unaudited)	4

	Statements of Cash Flows for the seven months ended September 30, 2011 and the period from January 19, 2011(inception) to September 30, 2011 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	[REMOVED AND RESERVED]	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	13

PART I

ITEM 1. FINANCIAL STATEMENTS

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011	February 28, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$84,881	$156,241
Total current assets	84,881	156,241

Capitalized software, net of accumulated depreciation	1,317	-

Total assets	$86,198	$156,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,625	$7,161
Total current liabilities	6,625	7,161

Total liabilities	6,625	7,161

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,000,500 and 3,790,500 shares issued and outstanding at September 30, 2011 and February 28, 2011, respectively	4,000	3,790
Additional paid-in capital	201,844	157,310
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(123,271)	(9,020)

Total stockholders’ equity	79,573	149,080

Total liabilities and stockholders’ equity	$86,198	$156,241

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended	Seven months ended	January 19, 2011 (inception) to
	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	16,616	24,318	24,818
Product development	19,919	55,236	62,236
General and administrative	15,514	34,697	36,217

Total operating expenses	52,049	114,251	123,271

Net loss	$(52,049)	$(114,251)	$(123,271)

Weighted average number of common shares outstanding - basic and fully diluted	4,000,500	3,987,653	3,898,595

Net loss per share - basic and fully diluted	$(0.01)	$(0.03)	$(0.03)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Seven months ended	January 19, 2011 (inception) to
	September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(114,251)	$(123,271)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	2,744	2,744
Depreciation	83	83
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(536)	6,625

Net cash used in operating activities	(111,960)	(113,819)

Cash flows from investing activities
Purchase of capitalized software	(1,400)	(1,400)

Net cash used in investing activities	(1,400)	(1,400)

Cash flows from financing activities
Proceeds from issuance of common stock	42,000	200,100

Net cash provided by financing activities	42,000	200,100

Net increase in cash	(69,960)	84,881

Cash, beginning of period	156,241	-

Cash, end of period	$84,881	$84,881

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

September 30, 2011

NOTE 1 - ORGANIZATION AND PLAN OF OPERATIONS

SaaSMAX, Inc. (“SaaSMAX” or the “Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada with its principal place of business in San Diego, California. SaaSMAX is a development stage company that is developing and launching an online global business-to-business marketplace for software-as-a-service (“SaaS”) providers, resellers and users, with the goal to improve the sales value chain in this rapidly growing sector.

Upon incorporation, SaaSMAX authorized 100,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001.

The Company’s mission is to become a channel program for SaaS, by facilitating, improving and increasing the Sales Value Chain for SaaS Applications (“SaaS Apps”). Our plan is to develop and launch the SaaSMAX Marketplace, which is intended to be a "B2B" or business to business solution to be implemented between SaaS App Vendors and SaaS Solution Providers, that will enable SaaS App Vendors to market, promote and manage the sales and distribution of their SaaS App to participants in the Sales Value Chain and to business users around the world. The SaaSMAX Marketplace will also provide easy- to-use tools for SaaS Solution Providers to, among other things, thoroughly research each listed SaaS App, including online demos, technical specifications, ratings, support, pricing, and commission plans. The SaaSMAX Marketplace will also provide a Solution Provider Directory which will contain the business profiles of Solution Providers, which will enable businesses to network with Solution Providers, and will enable Solution Providers to generate new business leads.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the period from January 19, 2011 (Inception) to September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the period ended February 28, 2011, which are included in our S-1/A5 Registration Statement, and the risk factors contained therein.

Going concern

No assurance can be given that a market for the SaaSMAX product will develop, or that customers will be willing to pay for the SaaSMAX product.  Proceeds of $200,100 generated from the sale of 1,000,500 shares of common stock provided sufficient cash balances to support the Company’s operations and development of the SaaSMAX marketplace through at least February 28, 2012.  Between February 28, 2011 and September 30, 2011 we determined to add new features and functionality to the SaaSMAX Marketplace, which resulted in the need for additional expected development time and resources necessary to complete the SaaSMAX Marketplace.  Our business plans estimate that we will need to raise additional capital to fund our operations after February 28, 2012 and there can be no assurance that we will be able to raise any or all of the capital required.  However, without further funding, we anticipate running out of cash after May 1, 2012 and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of the SaaSMAX Marketplace after May 1, 2012.  We have generated no revenues since our inception and have incurred a net loss of $123,271 and net cash used in operating activities of $113,819.   If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to successfully raise additional financing, and the ability to ultimately attain profitability.

Management plans to raise additional capital through the sale of shares of its common stock to accredited investors.  While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

The Company complies with the Accounting Standards Codification No. 915 “Development Stage Entities” and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Stock-based Compensation

Stock based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Year-end

The Company has chosen a fiscal year end of December 31.  However, as operations did not begin until January 19, 2011, the audited balance sheet herein is as of February 28, 2011.

NOTE 3 – PRIVATE PLACEMENT MEMORANDUM AND REGISTRATION STATEMENT

Subsequent to incorporation, SaaSMAX offered (the "Offering") to sell 1,000,500 shares of common stock (the “Shares”) at $0.20 per share in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Act"). The Shares were being offered on a “Best Efforts” basis to "Accredited Investors" as that term is defined under Rule 144 of Act. The Offering resulted in the sale of 1,000,500 shares of common stock and proceeds of $200,100.  On May 23, 2011 the Company filed a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register the 1,000,500 shares of our common stock for resale by the Selling Shareholders which were sold  in the Offering.  On October 14, 2011, we received notification from the SEC that the Registration Statement was Effective.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2011 through the date these financial statements were issued.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company was incorporated on January 19, 2011. The authorized shares of the Company consist of 100,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2011, the Company had sold 1,000,500 shares of common stock at $0.20 per share. Additionally, the two founders of SaaSMAX were issued a combined total of 3,000,000 shares of common stock. The purchase of the shares is evidenced by a Founders’ Receivable in the amount of $3,000 which is included in Stockholders’ Equity in the accompanying Balance Sheets.

NOTE 6 –STOCK INCENTIVE PLAN

On July 5, 2011 (the “Effective Date”), we adopted the 2011 Stock Incentive Plan, (the “Plan”), pursuant to which we are authorized to grant shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants.  The Company is authorized to grant options to purchase up to 1,000,000 shares of common stock under the Plan which as of November 10, 2011, options to purchase 930,000 shares of common stock remained available for future grant.  The Company intends that any grant, award or other acquisition of the Company’s securities pursuant to the Plan to any officer and/or director of the Company shall be exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended. No participant may be granted ISOs under the Plan that would result in ISOs to purchase shares of Common Stock with an aggregate fair market value (measured on the Date of Grant) of more than $100,000 first becoming exercisable by such Participant in any one calendar year.  The Plan shall be administered by a committee of the Board of Directors (the “Committee”).  The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants.

As of September 30, 2011, we have granted options to purchase a total of 60,000 shares of common stock under the Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.  As permitted by the Plan, the Committee determined fair market value of the common stock at the date of grant based on a number of factors including the $0.20 per common share price that securities were sold to third party investors previously during fiscal year 2011.

The Company recognizes option expense ratably over the vesting periods.  For the three months ended September 30, 2011, the Company recorded compensation expense related to options granted under the Plan of $2,744.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
September 30, 2011
Expected dividend yield	0.00
Risk-free interest rate	0.69%
Expected volatility	100.00%
Expected life (in years)	3

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity under the Plan for the three months ended September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at June 30, 2011	-	$-	$-
Options granted	60,000	0.20	2.84	$7,410
Options exercised	-	-	-	-
Options cancelled/forfeited/ expired	-	-	-	-
Outstanding at September 30, 2011	60,000	0.20	2.84	7,410
Exercisable at September 30, 2011	20,000	$0.20	$2.84	$2,470

As of September 30, 2011, there was $4,940 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 7 – SUBSEQUENT EVENTS

On October 17, 2011, the Company entered into an agreement with a consultant to provide certain technical and business consulting services to assist in launching the SaaSMAX Marketplace, grow the membership base and generate revenue. As compensation for the services, the consultant was granted 100,012 shares of common stock valued at $0.20 per share, will receive $2,000 per month over the initial six-month term of the agreement and will receive stock options should certain milestones be reached.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions.  You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

Overview

SaaSMAX, Inc. is a Nevada Corporation incorporated January 19, 2011, with its principal place of business in San Diego, California. SaaSMAX is a development stage company that is developing and launching an online business-to-business marketplace (the "SaaSMAX Marketplace") and channel management tools for the rapidly growing software-as-a-service ("SaaS") market.

Shortly after incorporation, we filed a Registration Statement on Form S-1with the Securities Exchange Commission (the “SEC”) pursuant to which we registered 1,000,500 shares of our common stock that had been sold to thirty-one accredited investors at $0.20 per share through a private placement. The Registration Statement was declared effective on October 14, 2011.

The Company intends to become a channel program for SaaS, by offering a Marketplace for SaaS Apps and by facilitating, improving and increasing the Sales Value Chain for Independent Software Vendors (“ISVs”) of SaaS Apps.  The "Sales Value Chain" refers to the value-adding activities and the participants that are involved in selling a software product to an end-user.   For example, a software application is typically developed and sold by an ISV. That ISV may offer to sell licenses for its software application directly to an end user, or it may contract with a wholesaler, distributor or retailer (collectively referred to herein as "Reseller") which then markets and resells that software application to end users.  Moreover, when software applications require customization or user training before they are employed by the end user, ISV's will seek to partner with  independent service providers, solution providers, systems integrators or other types of consultants (collectively referred to herein as "Solution Providers") who will provide those services to the end users.

By contrast, with SaaS Apps, there is no physical delivery of a software product.  Instead, a SaaS App is available and ready-to-use when it is accessed on-line. As a result of this non-physical, direct-to-end-customer deployment method, there is no product that can be accounted for physically.  This may lead to a situation where a Solution Provider in the Sales Value Chain is ignored during a sales transaction and, in such a case, may not be compensated by the SaaS App Vendor for referring the end-user.

For SaaS App Vendors, we believe that the Sales Value Chain must also incorporate the Solution Providers for software purchases. We believe that when completed and implemented, the SaaSMAX Marketplace will provide   SaaS App Vendors with the tools to track sales and manage reseller programs for each Solution Provider interested in their SaaS App.

SaaSMAX management believes that the SaaSMAX Marketplace will:

•

Make it easier and more efficient for SaaS App Vendors to promote their SaaS Apps, sell licenses, find new customers, and build a channel of Solution Providers.

•

Be the first SaaS marketplace that will enable SaaS App Vendors to sell, market, manage and monitor their sales and marketing efforts in real time across the SaaS Sales Value Chain.

•

Be a valuable, efficient business and educational tool for SaaS Solution Providers, enabling them to thoroughly research each listed SaaS App and gain access to  online demos, technical specifications, peer ratings, support, pricing, commission plans and much more.

•

Make it easier for Solution Providers to find SaaS Apps for their customers and earn commissions from SaaS App Vendors for reselling or referring their SaaS Apps to end user customers.

•

Include a Solution Provider Directory which will contain the business profiles of Solution Providers, to enable end user businesses to identify and do business with Solution Providers, and to enable SaaS App Vendors to network with Solution Providers.

Results of Operations

Revenues

SaaSMAX has recognized no revenues since January 19, 2011 (inception) to September 30, 2011. We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses

Total operating expenses for the three and seven months ended September 30, 2011 and the period from January 19, 2011 (inception) through September 30, 2011 totaled $52,049, $114,251 and $123,271, respectively.  These expenses consisted primarily of fees incurred in the development of our SaaSMAX software and platform totaling approximately $20,000, $55,000 and $62,000, respectively in the above referenced periods. Additionally, as a result of the Registration Statement on Form S-1 initially filed with the SEC during May 2011, professional fees incurred during the three months ended September 30, 2011 totaled approximately $17,000, compared to $24,000 during the seven months ended September 30, 2011.  The registration statement was declared effective on October 14, 2011 and accordingly, costs incurred for legal and accounting fees are expected to decrease, however, as a result of the filing requirements necessary as a public company, such costs are expected to continue being a significant part of our operating expenses.  Lastly, general and administrative expenses consisting primarily of advertising, travel, corporate costs and office supplies totaled approximately $16,000, $35,000 and $36,000, respectively in the above referenced periods.

Net Loss

During the for the three and seven months ended September 30, 2011 and the period from January 19, 2011 (inception) through September 30, 2011 the Company incurred a net loss of $52,049, $114,254 and $123,271, respectively, due to the operating expenses described above.

Capital Resources and Liquidity

As of September 30, 2011, we had approximately $85,000 of cash and working capital of approximately $78,000 compared to approximately $156,000 of cash and working capital of approximately $149,000 as of February 28, 2011.

Net cash used in operating activities during the seven months ended September 30, 2011 and the period from January 19, 2011 (inception) through September 30, 2011 totaled $111,960 and $113,819, respectively and is primarily attributable to the payment of development, legal, accounting, advertising and corporate fees.

Net cash used in investing activities during both the seven months ended September 30, 2011 and the period from January 19, 2011 (inception) through September 30, 2011 totaled $1,400 and resulted from the purchase of capitalized software.

Net cash provided by financing activities during the seven months ended September 30, 2011 and the period from January 19, 2011 (inception) through September 30, 2011 totaled $42,000 and $200,100, respectively and resulted from the Company's sale of common stock via a private placement.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. The Company will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations after May 1, 2012 and there can be no assurance that we will be able to raise any or all of the capital. It is anticipated that the Company will generate revenue starting in early 2012; however, there can be no assurance that if in fact the Company does generate revenue starting in early 2012, that such revenues would be sufficient to sustain or grow the operations.  Please see the section entitled “Risk Factors” included in our Registration Statement on Form S-1 filed with the SEC on October 12, 2011.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the audited financial statements for the period ended February 28, 2011 included in our Registration Statement on Form S-1 filed with the SEC on October 12, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During October 2011, the Company granted 100,012 shares of common stock, valued at $0.20 per share, to a consultant in exchange for business development services.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAASMAX, INC.
Date: November 10, 2011	By: /s/ DINA M. MOSKOWITZ Dina M. Moskowitz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)