Form 10-K
period 2011-12-31
SaasMAX, Inc.
filed 2012-03-29
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54504

SaaSMAX, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4636847
(State of incorporation)	(I.R.S. Employer Identification No.)

7770 Regents Road, Suite 113-129, San Diego, CA 92122	858-518-0447
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was $200,100, based on the price per share of the common stock sold in a private placement during the three months ended March 31, 2011.

The outstanding number of shares of common stock as of March 26, 2012 was 4,314,798.

Documents incorporated by reference:  None

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview of the Business and Recent Developments

SaaSMAX, Inc. is a Nevada Corporation incorporated January 19, 2011, with its principal place of business in San Diego, California. SaaSMAX is a development stage company that is developing and launching an online business-to-business marketplace (the "SaaSMAX Marketplace") and channel management tools for the rapidly growing software-as-a-service ("SaaS") market.

Software-as-a-Service, sometimes referred to as "on-demand software," is a software delivery model in which software is delivered over the Internet through a web browser.  With SaaS Applications ("SaaS Apps"), software and data is hosted on virtual servers (often referred to as "cloud-based" or "cloud computing").  Cloud computing fundamentally changes the way business software applications are developed and deployed.  SaaS App developers no longer need to create and manage their own infrastructure of servers, storage, network devices, operating system software and development tools in order to create a business application.  Instead, the entire software infrastructure is managed by third parties who specialize in infrastructure management, and developers use a remote management connection/console to access the development environment.  SaaS App users can gain access to a multitude of business applications via an Internet browser or mobile device, and are able to take advantage of a robust, secure, scalable and highly available application at a relatively low cost, without the cost and complexity of managing the application.

While practically every Internet service (such as a Web search engine or web-based Email) is driven by some underlying software, the terms "SaaS" or "SaaS Apps" are often used in the context of business software.   Independent Software Vendors ("ISVs" or "App Vendors") of SaaS Apps or traditional software applications develop and sell software apps that run on one or more operating system platforms.  The companies that make the operating platforms encourage and lend support to ISVs, often with special "business partner" programs.  Some ISVs focus on a particular operating platform like Apple iPhone's iOS for which there are tens of thousands of ISV applications. Other ISVs specialize in a particular application area, such as customer relationship management or business intelligence, for example, and integrate with multiple platforms.

The Company intends to become a channel program for SaaS, by offering a Marketplace for SaaS Apps and by facilitating, improving and increasing the Sales Value Chain for SaaS ISVs.  The "Sales Value Chain" refers to the value-adding activities and the participants that are involved in selling a software product to an end-user.   For example, a software application is typically developed and sold by an ISV. That ISV may offer to sell licenses for its software application directly to an end user, or it may contract with a wholesaler, distributor or retailer (collectively referred to herein as "Reseller") which then markets and resells that software application to end users.  Moreover, when software applications require customization or user training before they are employed by the end user, ISV's will seek to partner with  independent VARs, service providers, solution providers, systems integrators or other types of consultants (collectively referred to herein as "Solution Providers") who will provide those services to the end users.

With traditional software, that requires installation on a personal computer, server or workstation, ISVs typically "package" their software on a disc and license or sell the software, on the disc, through the Sales Value Chain in order to reach end-users. The discs are therefore physically accounted for as product inventory and the end-user is responsible for setting up the software on the servers, network, and employee workstations and maintaining the servers, network and workstations. In many cases businesses do not have the internal expertise to install and maintain the software. In those cases, an end-user will typically contract with and independent Solution Provider to install and/or manage the software for the end user.

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

In traditional software sales, the Solution Provider usually has a pre-existing relationship with the end-user and is therefore the trusted advisor to the end-user for most software purchases. For SaaS App Vendors, we believe that the Sales Value Chain must also incorporate the Solution Providers for software purchases. We believe that when completed and implemented, the SaaSMAX Marketplace will provide   SaaS App Vendors with the tools to track sales and manage reseller programs for each Solution Provider interested in their SaaS App.

Our SaaSMAX Marketplace is intended to be a "B2B" or "business to business" solution to be implemented between SaaS App Vendors and SaaS Solution Providers, which will enable SaaS App Vendors to market, promote and manage the sales and distribution of their SaaS App to participants in the Sales Value Chain and to business users around the world.

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

In late 2011 the SaaSMAX Marketplace entered into its beta test-phase  ("SaaSMAX Beta,").   During the Beta phase, our primary focus has been and will continue to be to recruit several dozen SaaS Apps Vendors and several dozen Solution Providers to use our service.  During SaaSMAX Beta we have been and will continue to: i) study the use of our service; ii) adjust the business pricing model ; iii) add features and functionality ; iv) plan and prepare marketing campaigns; v) adjust our standard service agreement to meet the expressed needs and wants of participating SaaS App Vendors and Solution Providers  Once management is satisfied with the results of SaaSMAX Beta, we will commercially launch SaaSMAX.  We intend to continually develop new features and functionality for the SaaSMAX Marketplace into the foreseeable future, and have identified several additional potential product opportunities that stem from what we have learned to date.

We are a development stage business and have had no revenue since our formation. There can be no assurance that we will complete the development of the SaaSMAX Marketplace, and even if completed that the SaaSMAX Marketplace will generate any revenues.  There can further be no assurance that even if revenues are generated by the SaaSMAX Marketplace, that those revenues will be sufficient to enable the Company to maintain its operations. The Company may need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. There are no assurances that the Company will be successful with any subsequent financings

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Our business plan estimates that we will need to raise additional capital to fund our operations during 2012 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenues since our inception and have incurred a net loss of $182,021 and net cash used in operations of $146,344.  Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues from fees earned from the SaaSMAX Marketplace.  We cannot be certain that our business strategies will be successful or that we will generate significant revenues and become profitable. Additionally, we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

Customers

We anticipate that the SaaSMAX Marketplace will be utilized primarily by two different types of customers. App Vendors, who make business-related SaaS Apps, and Solution Providers who are IT Consultants, VARs and MSPs who will resell business-related SaaS Apps through the SaaSMAX Marketplace. In addition, the SaaSMAX Marketplace will be available to other business organizations ("Business Users"), who will be provided limited access to the proposed features and functionality of SaaSMAX. There can be no assurance that these types of customers will in fact utilize the SaaSMAX Marketplace.

The SaaSMAX Platform - How it Works

The SaaSMAX Platform is comprised of the SaaSMAX Marketplace, channel management tools for App Vendors and Solution Providers, and will eventually include premium marketing and advertising tools for App Vendors and Solution Providers. The SaaSMAX Platform is currently under development and is expected to be released in multiple phases as the features and functionality become available. The Company contracts with independent software developers who are currently designing, building, and testing the SaaSMAX Platform.

Revenue Generation

SaaSMAX intends to generate revenue from the following revenue streams:

•

Annual Membership Fees from SaaS App Vendors who list their SaaS App on the SaaSMAX Marketplace.

•

Annual Membership Fees from Solution Providers who want to resell SaaS Apps and also list their profile in the SaaSMAX Solution Provider Directory.

•

Advertising and Marketing Fees from SaaS App Vendors who want to conduct premium marketing and/or advertising campaigns within the SaaSMAX Marketplace.

•

Transaction fees based on a percentage of the revenue earned by SaaS App Vendors who sell and promote their SaaS App through the SaaSMAX Marketplace.

•

Advertising and marketing fees from companies who want to advertise within the SaaSMAX Marketplace or on the SaaSMAX website.

User Participation

In order to participate in SaaSMAX, a potential user will first register as an App Vendor, a Solution Provider or a Business User. App Vendors and Solution Providers will be manually screened by Management and approved in order to maintain a high degree of quality and integrity in the SaaSMAX Marketplace.

App Vendors will be required to select from one of several pricing plans in order to: a) display their App's profile(s) on the SaaSMAX Marketplace; b) utilize our channel management tools, and; c) take advantage of marketing and advertising tools. Premium marketing programs will also be available "a la carte" to potential members of any pricing plan. We plan to require that App Vendors agree to pay SaaSMAX a commission structure based upon a revenue share program and to pay a commission to Solution Providers based upon a flexible revenue share program.

Solution Providers will be required to select from one of several pricing plans in order to: a) display their Company Profile in the SaaSMAX Solution Provider Directory; b) utilize our channel management tools, and; c) take advantage of marketing and advertising tools. Premium marketing programs are planned to also be available "a la carte" to members of any pricing plan.

Business Users will be required to select from one of several pricing plans in order to: a) view and purchase the Apps in the SaaSMAX Marketplace, and; b) view and contact Solution Providers in the SaaSMAX Solution Provider Directory.

Searching and Viewing the SaaSMAX Marketplace

End users will have access to search and view the planned SaaSMAX Marketplace depending on what type of user they may be. We plan to enable Solution Providers to view a comprehensive profile of every SaaS App that may be registered on the SaaSMAX Marketplace and have access to more information and assessment tools than the other user types.

SaaSMAX Solution Provider Directory

"Lead Generation" will be one of the expected major benefits of being a SaaSMAX Authorized Reseller. Also, Business Users who may be seeking a trusted Solution Provider to help implement, integrate or provide training for a SaaS App, will be able to inquire through SaaSMAX and identify potential candidates.

SaaSMAX Channel Management Tools

SaaSMAX Channel Management Tools are expected to be our own proprietary software-as-a-service that enables App Vendors to track and manage their reseller channel of SaaSMAX Authorized Solution Providers. Using or Tools, App Vendors will be able to administer and manage reseller incentive programs on a one-to-many, one-to-few and one-to-one basis. It will also enable them to address commission provisioning, and have real time access to performance analytics and reports.

SaaSMAX Premium Marketing Services

The Company intends to sell App Vendors and Solution Providers "premium" advertising and marketing campaign opportunities to increase their brand and product exposure within the SaaSMAX Marketplace. Such campaigns will include advertising on the public pages of the SaaSMAX.com website; offering webinars; publishing real-time announcements; sponsorships of email newsletters; custom email campaigns; and more.

Sales and Business Development

We anticipate that our sales and business development resources will be primarily dedicated to identifying quality Solution Providers and SaaS App Vendors to join and participate in the SaaSMAX Marketplace. Relationships with our members are anticipated to be managed by the same resources, and we will strive to facilitate and increase the business conducted between our member Service Providers and App Vendors. We also anticipate that our sales and business development resources will focus on selling premium marketing and advertising opportunities to our members and to non-members. We intend to accomplish these strategies through telesales, online and email communication and by attending and speaking at relevant conferences.

Marketing

We anticipate that our future marketing activities may include all or some of the below activities:

•

Press releases and nurturing relationships with industry thought leaders and bloggers to gain third-party validation and generate positive coverage for the Company;

•

Participation in industry events, trade shows and online trade shows, webinars, etc. to create customer awareness, trust and enthusiasm;

•

Search engine marketing and search engine optimization;

•

Social Media - blog, LinkedIn groups, FaceBook and other online resources;

•

Web site development and design to create a pleasant and productive user-experience, engage and educate prospects and generate interest through information and demonstration, case studies, white papers and marketing collateral;

•

Email and phone campaigns to capture leads, promote the brand, conduct surveys and communicate information about our member participants;

•

Use of customer testimonials and case studies;

•

Promotions, partnerships and sponsorships as appropriate;

•

Advertising in industry related websites, blogs, e-newsletters and publications;

•

Industry contacts and relationships.

Customer Service and Support

We anticipate that basic customer support during business hours will be available to SaaSMAX customers.

Technology and Development

In order to build SaaSMAX services, we have employed resources that have included and may continue to include, but are not limited to, independent software developer consultants, software development firms, an Agile project manager consultant, graphic design consultants and other qualified consultants to meet the various needs of the effort.  The Company believes that retaining experienced consultants in the Software programming / IT field is critical to ensure the success of the Company's development and implementation plans.

We expect that our customers will access our services through an easy-to-use web-based interface. Our web-based SaaS delivery method will give us control over our SaaSMAX Marketplace content and permits us to make modifications at a single central location. We further expect to add additional functionality of our services and to be able to deliver additional products to our customers.

We intend to optimize the SaaSMAX Platform to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, functional depth and the usability of our service will drive our technology decisions and product direction. The SaaSMAX Platform will be optimized for use on desktop computers, workstations, laptop computers, tablet devices and other handheld devices. Certain parts of the SaaSMAX Platform will also be available on mobile devices.

Infrastructure

Our technology infrastructure will be hosted externally by cloud service providers and redundantly stored in multiple data center locations. We expect that our customers will depend on the availability and reliability of our services and we have therefore selected an external hosting cloud service provider that is highly reliable and employs system redundancy in order to minimize potential system downtime.

Security

We intend to maintain high security standards and employ an intrusion detection system. Our software "firewalls" will be managed and monitored continuously. Our communications are secured using secure socket layer 128-bit encryption. All incoming traffic must be authenticated before it is authorized to be passed on to the application. Once a user has been authorized, access control to specific functions within the site is performed by the application. Our access control system is highly granular and includes the granting and revocation of user permissions to functions on the site.

Competition

We have numerous direct, indirect and partial competitors, many of which have valuable industry relationships and access to greater resources than we do. The numerous types of direct or indirect competitors that exist in the market today include but may not be limited to: ecosystem marketplaces such as Google Apps Marketplace; enterprise software distributors who are now offering SaaS marketplaces, such as Ingram Micro; unaffiliated online SaaS marketplaces such as GetApp.com; affiliate programs, such as Commission Junction; and ISV in-house channel partner/reseller programs.

There is no assurance that we will be able to produce a product that will be competitive in the marketplace, and even if competitive that we will be able to earn a profit.

INTELLECTUAL PROPERTY

We have applied for one patent to date with the United States Patent Office:  No. 61562325 for a "Transaction and Auditing Systems Architecture" was applied for on November 21, 2011.

We have applied for two trademarks with the United States Patent and Trademark Office, including SaaSMAX and WiseSaaS.

We have registered several Internet domain names related to our business in order to protect our proprietary interests, including but not limited to SaaSMAX.com, SaasResellerNetwork.com and WiseSaaS.com.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

EMPLOYEES

As of March 26, 2012, the Company does not have any employees besides the Chief Executive Officer, Dina Moskowitz. Any administrative, marketing, technical, IT and/or software development work that is not handled by the CEO is outsourced to qualified professionals as deemed necessary.

PROPERTY

Our principal executive offices are temporarily located at the residence of Dina Moskowitz, our sole Director and Chief Executive Officer, for which we pay no rent.

ITEM 1A.

RISK FACTORS

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  The risks described below are those we currently believe may materially affect us.  If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.  As a result, the trading price of our stock could decline, and you might lose all or part of your investment. Our business, financial condition and operating results, or the value of any investment you make in the stock of our company, or both, could be adversely affected by any of the factors listed and described below.  These risks and uncertainties, however, are not the only ones that we face.  Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations or the value of your investment.

There is substantial doubt as to whether our Company can continue as a going concern as of December 31, 2011.

We have generated no revenues since our inception and have incurred substantial losses. From the date of our inception through December 31, 2011, we have incurred a net loss of $182,021 and net cash used in operations of $146,344.  Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. Our business plans estimate that we will need to raise additional capital during fiscal 2012 to fund our operations and there can be no assurance that we will be able to raise any or all of the capital required.  These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

No assurance can be given that a market for SaaSMAX will develop, or that participants, sponsors, partners or non-member advertisers will be willing to pay for the Company's services.

SaaSMAX is a new and unproven business model. The success of our business model depends upon;

•

Our ability to develop a working online marketplace website;

•

Our ability to recruit a critical mass of Solution Providers and ISV's to join, pay for and participate in our online marketplace;

•

Our ability to develop and provide a working commission provisioning tool to our members, and;

•

Our ability to sell sponsorships, advertising space and other marketing programs.

Failure to execute on any or all of the above activities would adversely affect the results of our operations.

No assurance can be given that we will have sufficient funding to finance the continued development and completion of a SaaSMAX Marketplace to fulfill our mission and execute our business model.

While our product development efforts are near completion for a test release phase ("Alpha") there can be no assurance that we will be able to allocate sufficient funds to complete the development of a version of our services.

We may elect from time to time to make changes to our pricing, service, hiring and marketing decisions that could increase our expenses, affect our revenues and impact our financial results.

Because our expense levels in any given quarter are based, in part, on management's expectations regarding future revenues, if revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a shortfall in revenues. The extent to which expenses are not subsequently followed by increased revenues would harm our operating results and could seriously impair our business.

If we are unable to generate sufficient cash flow from operations or are unable to obtain additional equity or debt financing, to meet our working capital requirements, we may have to curtail our business operations sharply or cease business altogether.

We have no operating history on which to evaluate our potential for future success. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

We incorporated in January 2011 and your evaluation of our business and prospects will be based on our limited history. Consequently, our short history and results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

As we grow our business, we cannot guarantee our business strategies will be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

Our software platform may have defects or errors which could cause delays in product introductions and commercial launch, result in increased costs and diversion of development resources, or require design modifications.

Software products and services such as those offered by SaaSMAX frequently contain undetected errors or failures when first introduced or as new versions are released. Despite extensive testing, from time to time we may discover defects or errors in products.  In addition, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found after commencement of commercial launch, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

Defects or disruptions in the delivery if our service could diminish demand, decrease market acceptance or decrease customer satisfaction of our service and subject us to substantial liability.

We may, from time to time, find defects in our service and errors in our proposed service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Any errors, defects, disruptions in service or other performance problems with our proposed service could hurt our reputation and may damage our customers' businesses. If that occurs, potential customers could elect not to renew, or delay or withhold payment to us, we could lose future sales, or, customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently intend to serve our customers from third-party data center hosting. Any damage to, or failure of, our systems generally could result in interruptions in our proposed service. We may in the future move or transfer our data and our customers' data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our proposed service. Interruptions in our proposed service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

If our security measures are breached and unauthorized access is obtained to a customer's data or our data, our proposed service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our proposed service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our data or our customers' data. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers' data. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

If we fail to develop strong relationships with providers of major software ecosystems, our ability to grow our business will be diminished.

In the enterprise, internet and mobile software industries, the market leaders typically adopt an open platform strategy that makes their software the center of their own "ecosystems." Many of these providers of major software ecosystems nurture relationships with Third Party ISVs and create Authorized Reseller Programs for Solution Providers. We may be perceived as a direct competitor or future direct competitor in situations where the ecosystem is already facilitating or plans to facilitate commission-based reseller programs and tools for their authorized resellers to do business directly with Third Party ISV's. There can be no assurance that the Company will be able to form relationships with the providers of major software ecosystems. As well providers of major software ecosystems may already be exclusively collaborating with other, larger and more established distributors and online marketplaces.

If the demand for Internet-based Software-as-a-Service applications in the small and medium-sized business space ("SMB") and in the small office/home office space does not continue to grow, our business will be adversely affected.

The use of SaaS Apps for enterprises, small business and personal business purposes has been growing at an increasing rate over the past five years and is projected to continue to grow. However, no assurance can be given that any or all of these business segments will continue to adopt SaaS Apps into their business infrastructure or that they will renew their subscriptions with SaaS Apps for long periods of time.

As well, there can be no assurance given that ISV's will continue to innovate and develop new SaaS Apps, or that the market of SaaS Apps will not experience aggressive consolidation in the future, thereby reducing the potential number of SaaS Apps available to participate in SaaSMAX.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance will depend, in part, on worldwide economic conditions. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies and medium and small businesses, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets and bankruptcies. These conditions affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our proposed enterprise cloud computing application service, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the unpredictability of new markets that we intend to enter and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. We may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, whether with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We will rely on computer hardware purchased or leased and software licensed from third parties in order to offer our proposed service, including database software from Oracle Corporation and an open source content management system. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current Management and human resources infrastructure is comprised of our CEO and several outsourced consultants. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

Our business could be adversely affected if our customers are not satisfied with the SaaS Apps they purchase through us or the implementation and customization services provided by our member Service Providers.

Our business will depend on our ability to satisfy our potential customers. If a customer is not satisfied with the quality of the SaaS App they may purchase through SaaSMAX or our member Service Providers, and/or if they are not satisfied with the work performed a Service Providers identified through SaaSMAX, the customer's dissatisfaction could damage our ability to obtain additional or future orders from that customer. In addition, potential negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with prospective customers.

We are dependent on our CEO and outsourced consultants, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer and Chief Financial Officer Dina Moskowitz.  We do not have an employment agreement with our CEO and, therefore, she could terminate her employment with us at any time. We do not maintain key person life insurance policies on our CEO. The loss of the services of our CEO could seriously harm our business.

Dina Moskowitz, our Chief Executive Officer and Chief Financial Officer, is also CEO of Critical Digital Data Solutions, Inc., ("CDDS") a private company that offers cloud-based online data storage to individuals and businesses.  While the business interests of the Company and CDDS may not directly compete, a conflict between the Company and CDDS may arise with regard to the time devotion required of Ms Moskowitz, or a corporate opportunity learned of by Ms. Moskowitz.  To the extent that any conflict of corporate opportunity or in her fiduciary duties to both companies may arise in the future, the conflict will be resolved in favor of the Company.  Notwithstanding, should Ms. Moskowitz not resolve any conflict that may arise between the Company and CDDS, the Company may be adversely affected.

Our ability to grow our business may depend on developing a positive brand reputation and member loyalty.

Establishing and maintaining a positive brand reputation and nurturing member loyalty is critical to attracting new resellers, ISVs and end-user purchasers. We expect to expend reasonable but limited resources to develop, maintain and enhance our brand in the near future. In addition, nurturing member loyalty will depend on our ability to provide a high-quality user experience and ensure that our ISV members include best-of-breed SMB apps that offer worthwhile commission incentives to our Reseller members, which we may not do successfully. If we are unable to maintain and enhance our brand reputation and member participation, our ability to attract new marketplace participants or convert new sponsors and advertisers will be harmed.

There can be no assurance that we will be able to compete against the numerous direct, indirect and partial competitors, many of which have valuable industry relationships and access to greater resources than we do.

The numerous types of direct or indirect competitors that exist in the market today include but may not be limited to: ecosystem marketplaces such as Google Apps Marketplace; enterprise software distributors who are now offering SaaS marketplaces, such as Ingram Micro; unaffiliated online SaaS marketplaces such as GetApp.com; affiliate programs, such as Commission Junction; and ISV in-house channel partner/reseller programs. There can be no assurance that we will be able to produce a product that will be competitive in the marketplace, and even if competitive that we will be able to earn a profit.

Our reliance upon third party providers to develop our Services, add new functionality and manage technical issues could result in delays to our commercial launch and customer service.

The Company's Chief Technology Consultant is the owner of an unrelated software development company which is participating in the development of SaaSMAX and its Service. Should our Chief Technology Consultant or any other participating software developers be unable to execute their portion of the development effort, the launch of SaaSMAX or any of its future planned functionality could be delayed until a replacement is found.

Investors may lose their entire investment if we fail to reach profitability.

We incorporated in January 2011. We have no demonstrable operations record from which you can evaluate the business and its prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred losses and will continue to do so in the foreseeable future. Investors should therefore be aware that they may lose their entire investment in the securities.

In order to execute our business plan, we may need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

We have limited protection of our intellectual property.

Our business prospects do not rely upon company-owned patented technologies. Our business prospects will depend largely on our ability to develop a critical mass of participants in the SaaSMAX online business-to-business marketplace, as well as our ability to successfully develop and provide to our members a commission provisioning SaaSMAX software tool. There can be no assurance that we will be able to adequately protect our trade secrets. In the event competitors independently develop or otherwise obtain access to our know-how, concepts or trade secrets, we may be adversely affected.

RISKS RELATED TO COMMON STOCK

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

There is no established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell your common stock. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. It is our plan to utilize a market maker who will apply to have our common stock quoted on the Over the Counter Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents FINRA which operates the Over the Counter Bulletin Board, no can there be any assurance that such an application for quotations will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Should our stock become listed on the OTC Bulletin Board, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our board of directors has the authority to issue up to 20 million shares of "blank check" preferred stock.  The issuance of any preferred stock may adversely affect the holders of common stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Our shares are subject to the U.S. "Penny Stock" Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the "Penny Stock" Rules.

Our stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Company's plan that the common shares be quoted on the OTCBB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)

the equity security is listed on NASDAQ or a national securities exchange;

(ii)

the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)

the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company's shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTIES

Our principal executive offices are temporarily located at the residence of Dina Moskowitz, our sole Director and Chief Executive Officer, for which we pay no rent.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.  We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.

REMOVED AND RESERVED

PART 11

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 14, 2011, our Form S-1 Registration Statement was declared effective by the Securities Exchange Commission (the “SEC”) thereby registering 1,000,500 shares of common stock that we had sold for proceeds totaling $200,100.

Through December 31, 2011, the use of proceeds has consisted primarily of the following:

Software Development	$73,000
Professional Fees	47,500
Office and Miscellaneous Expenses	34,000
Marketing	5,300
Current and Long-term Assets	5,600
Total Used	$165,400
Balance Not Used	$34,700

Recent Sales of Unregistered Securities.

During the year ended December 31, 2011,   we issued the following shares that were not previously reported on a quarterly report on Form 10-Q or in a current report on Form 8-K:  During the fourth quarter of 2011,   we issued 100,012 shares of common stock to a consultant at $0.20 per share, as compensation for services rendered.

During January 2012, we entered into a stock purchase agreement with a shareholder in which we received proceeds totalling $75,000 for the issuance of 214,286 shares of common stock ($0.35 per share).  The stock purchase agreement includes an anti-dilution clause whereby should the Company sell additional shares of common stock and receive a minimum of $500,000 (a “First Funding”) then said shareholder shall have the right to purchase an amount of shares of common stock of the Company, up to a maximum amount of common shares of the Company that would maintain the shareholder’s 4.97% ownership at a price of $0.35 per share, or the purchase price paid by the purchasers of the First Funding.  After a First Funding, should the Company sell additional shares of its common stock and receive a minimum of $500,000, (a “Subsequent Funding”) said shareholder shall have the right to purchase an amount of common shares of the Company up to the shareholder’s then percentage ownership at the price equal to the price that the Company sold its common shares in the Subsequent Funding.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Re-Purchase of Equity Securities.

None

Dividends.

None

Equity Compensation Plan Information.

On July 5, 2011 (the “Effective Date”), we adopted the 2011 Stock Incentive Plan, (the “Plan”), pursuant to which we are authorized to grant shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants of up to 1,000,000 shares of common stock.  Approximately, 800,000 options remained available for future grant as of March 29, 2012.

The following table provides information with respect to outstanding options as of December 31, 2011 pursuant to compensation plans under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2011
Equity compensation plans approved by security holders	70,000	$0.20	930,000
Equity compensation plans not approved by security holders	--	--	--
Total	70,000	$0.20	930,000

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business.  SaaSMAX, Inc. is developing an online marketplace that electronically facilitates the reselling and purchasing of SaaS Apps through value-added resellers, solution providers, trusted advisors and other reseller channels (collectively “Solution Providers”).  The SaaSMAX App Marketplace aims to provide SaaS software vendors and Solution Providers with the tools and relationships to increase their revenues in this rapidly growing SaaS industry.

Financial.  We have generated no revenues since our inception and have incurred substantial losses to date. Shortly after incorporation, we filed a Registration Statement on Form S-1with the SEC pursuant to which we registered 1,000,500 shares of our common stock that had been sold to thirty-one accredited investors at $0.20 per share through a private placement (total proceeds of $200,100). The Registration Statement was declared effective on October 14, 2011.

To further assist in funding our operations, during January 2012, we received proceeds totaling $75,000 from one accredited investors for an aggregate of 214,286 shares of common stock.

Results of Operations

Included in the Registration Statement were audited financial statements for the period from January 19, 2011 (inception) through February 28, 2011.  Activity during this time was minimal and accordingly, discussion regarding this time frame will be included in the discussion below for the period ending December 31, 2011.

Revenues

SaaSMAX has recognized no revenues since January 19, 2011 (inception) to December 31, 2011 (“Fiscal 2011). We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses

Total operating expenses for Fiscal 2011 totaled $182,021.  These expenses consisted primarily of fees incurred in the development of our SaaSMAX software and platform prior to technological feasibility totaling approximately $67,000. Additionally, as a result of the Registration Statement initially filed with the SEC during May 2011, professional fees incurred during Fiscal 2011 totaled approximately $82,000.  The Registration Statement was declared effective on October 14, 2011 and accordingly, costs incurred for legal and accounting fees are expected to decrease during 2012.  However, as a result of the filing requirements necessary as a public company, such costs are expected to continue being a significant part of our operating expenses.  Lastly, general and administrative expenses consisting primarily of advertising, travel, corporate costs and office supplies totaled approximately $33,000 during Fiscal 2011.

Net Loss

During Fiscal 2011 the Company incurred a net loss of $182,021due to the operating expenses described above.

Capital Resources and Liquidity

As of December 31, 2011, we had approximately $33,000 of cash and working capital of approximately $23,000.

Net cash used in operating activities during Fiscal 2011 totaled approximately $146,000 and is primarily attributable to the payment of development, legal, accounting, advertising and corporate fees.

Net cash used in investing activities during Fiscal 2011 totaled $20,598 and resulted primarily from the development of the SaaSMAX Marketplace.

Net cash provided by financing activities during Fiscal 2011 totaled $200,100 and resulted from the Company's sale of common stock via a private placement.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. During Fiscal 2011, proceeds of $200,100 were received from the sale of 1,000,500 shares of common stock.  During January 2012 proceeds of $75,000 were received from the sale of 214,286 shares of common stock. The Company will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations during 2012 and there can be no assurance that we will be able to raise any or all of the capital. It is anticipated that the Company will generate revenue starting in mid 2012; however, there can be no assurance that if in fact the Company does generate revenue in mid 2012, that such revenues would be sufficient to sustain or grow the operations.  Please see the section entitled “Risk Factors” included herein.

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

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the more critical accounting policies and methods used by us:

Going concern

No assurance can be given that a market for the SaaSMAX product will develop, or that customers will be willing to pay for the SaaSMAX product.  During Fiscal 2011, proceeds of $200,100 were received from the sale of 1,000,500 shares of common stock.  During January 2012 proceeds of $75,000 were received from the sale of 214,286 shares of common stock.  Our business plan estimates that we will need to raise additional capital to fund our operations during Fiscal 2012 and there can be no assurance that we will be able to raise any or all of the capital required.  We have generated no revenues since our inception and have incurred a net loss of $182,021 and net cash used in operating activities of $146,344 during Fiscal 2011.  Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized software

Capitalized software consists primarily of payments made to independent software developers for the development of the SaaSMAX Marketplace. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product development costs.

Commencing upon the SaaSMAX Marketplace’s release, capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period will be two years from the initial release of the product. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate a material impact on our financial statements as a result of the adoption of this amended guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer, concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.  These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff.  Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness.  Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART 111

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers, their principal occupations, and the year in which each of our directors and executive officers initially joined the board of directors are set forth below.

Name	Age	Position
Dina Moskowitz	45	CEO, CFO, Chairman, President & Secretary

Dina Moskowitz. Ms. Moskowitz has been our Chief Executive Officer and Chief Financial Officer from our inception.  Currently and in the foreseeable future she will devote approximately 95% of her time to the affairs of the Company. From May of 2010 to the date of this Annual Report, she has also been CEO of Critical Digital Data Solutions, Inc., ("CDDS"), a company that offers cloud-based online data storage to individuals and businesses. The business activities of the Company, as an intended provider of a business to business marketplace for App developers and Service Providers does not materially conflict with the data-storage business of CDDS. To the extent that any conflict of corporate opportunity or in her fiduciary duties to both companies may arise in the future, the conflict will be resolved in favor of the Company.  Ms. Moskowitz devotes between 5 and 10 hours per month to CDDS. In addition, Ms. Moskowitz was also Founder and Principal of Corporate Business Plan Associates ("CBPA"), a single proprietorship, through which she has provided business plan and strategic consulting services to early stage companies, primarily in the technology space, for more than 15 years.  From 1998 to 2007 she devoted approximately 50% of her time to CBPA.  From 2004 to 2008, she served as a part time V.P. of Marketing and consultant for Spoken Translation, Inc., (a speech-to-speech translation software app vendor), and has provided consulting services to other software companies.  Ms. Moskowitz is also a licensed real estate salesperson in the State of California.  She is a graduate of the Wharton School of Business, University of Pennsylvania, where she earned a B.S. of Economics degree in Finance.

ITEM 11.

EXECUTIVE COMPENSATION

Ms. Moskowitz received no compensation during Fiscal 2011 from the Company.  There are no current employment agreements between the Company and its executive officer or understandings regarding future compensation, however, Ms. Moskowitz received compensation of $5,000 per month beginning in February 2012.

The Company does not intend to pay employee directors a separate fee for their services.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 26, 2012, with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 26, 2012, there were 4,314,798 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Dina M. Moskowitz, 3270 Caminito Eastbluff, Unit 95, La Jolla, CA 92037	2,604,988	60.37%
Tony Osibov, 204 N. El Camino Real, Suite #E-428, Encinitas, CA 92024	300,000	6.95%
F.U., LLC(2), 4324 Hawk Street, San Diego, CA 92103	724,286	16.79%

Officers and Directors as a group (1 person)	2,604,988	60.37%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)

Jeffrey Fink has full investment authority for these shares. Includes 5,000 shares owned individually by Mr. Fink and 5,000 shares owned by Shana Fink, his wife .

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

Option Grants in Last Fiscal Year

On July 5, 2011 the Board of Directors approved and implemented the 2011 Stock Incentive Plan (the "Plan").  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 1,000,000 shares.

During the period from January 1, 2011 (Inception) through March 26, 2012 we have not awarded options to our executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no options exercised by our executive officers January 19, 2011 (inception) through March 26, 2012.

Employment Contract and Termination of Employment Agreements

We have no employment agreements with any officers or employees.

Limitations on Liability and Indemnification of Officers and Directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions. We are in the process of obtaining directors' and officers' insurance for our directors, officers and some employees for specified liabilities.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Long Term Incentive Plans

There are no long term incentive plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Related Party Transactions

During Fiscal 2011, the Company granted 20,000 stock options from the 2011 Stock Incentive Plan to Stanley Moskowitz for legal advisory services.  Mr. Moskowitz is the father of the Company’s CEO, Dina Moskowitz.  The exercise price of the options is $0.20 per share and were valued at approximately, $2,500.   Subsequent to December 31, 2011, Mr. Moskowitz was granted 50,000 stock options, exercisable at $0.35 per share and valued at approximately $11,000.  As of March 26, 2012, no options have been exercised.

Mr. Tony Osibov, a beneficial owner of 6.95% of the Company’s common stock, served as the Company’s technical consultant during Fiscal 2011.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed Hamilton, PC as our independent registered public accounting firm.  The following table shows the fees that were paid or accrued by us for audit and other services provided by Hamilton, PC:

2011
Audit Fees (1)	$5,500
Audit-Related Fees	-
Tax Fees (2)	-
All Other Fees	-
Total	$5,500

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.  This information is presented as of the latest practicable date for this annual report.

(2)

Hamilton, PC does not provide us with tax compliance, tax advice or tax planning services.

All audit related services, tax services and other services rendered by Hamilton, PC were pre-approved by our Board of Directors.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report. References to "the Company" in this Exhibit List mean SaaSMAX, Inc., a Nevada corporation.

Exhibit #	Description
3.1 (1)	Articles of Incorporation of SaaSMAX, Inc. as amended
3.2 (1)	Corporate Bylaws for SaaSMAX, Inc.
4.1*	SaaSMAX 2011 Stock Incentive Plan
31.1*	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Label
101.PRE(2)	XBRL Taxonomy Extension Presentation

(1)

Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed May 23, 2011

(2)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SaaSMAX, Inc. (Registrant)

Date: March 29, 2012	By:	/s/ Dina Moskowitz
Dina Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dina Moskowitz	Chairman of the Board and Chief Executive Officer	March 29, 2012
Dina. Moskowitz	(Principal Executive Officer)

/s/ Dina Moskowitz	Chief Financial Officer	March 29, 2012
Dina Moskowitz	(Principal Financial and Accounting Officer)

Hamilton PC

2121 S. Oneida St., Suite 312

Denver, CO  80224

P: (303) 548-8072

F: (888) 466-4216

ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SaaSMAX, Inc

San Diego, California

We have audited the accompanying balance sheet of SaaSMAX, Inc, as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the period from January 19, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaaSMAX, Inc. as of December 31, 2011, and the result of its operations and its cash flows for the period from January 19, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SaaSMAX, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, SaaSMAX, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

March 16, 2012

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEET

December 31, 2011

ASSETS

Current assets:
Cash	$33,158
Other current assets	2,555
Total current assets	35,713

Capitalized software, net of accumulated depreciation	20,195

Total assets	$55,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,526
Accounts payable – related parties	3,778
Total current liabilities	12,304

Total liabilities	12,304

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,100,512 shares issued and outstanding
4,100
Additional paid-in capital	224,525
Founders' receivable	(3,000)
Deficit accumulated during development stage	(182,021)

Total stockholders’ equity	43,604

Total liabilities and stockholders’ equity	$55,908

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

January 19, 2011 (inception) to December 31, 2011

Revenues	$-

Operating expenses
Professional fees	82,287
Product development	67,013
General and administrative	32,721

Total operating expenses	182,021

Net loss	$(182,021)

Weighted average number of common shares outstanding - basic and fully diluted
3,947,925

Net loss per share - basic and fully diluted	$(0.05)

See accompanying notes to financial statements

SaasMAX, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
Period from January 19, 2011 (inception) to December 31, 2011

				Accumulated Deficit During Development Stage
	Common Stock		Additional
	Shares	Amount	Paid-In Capital		Founders' Receivable	Total
Balance,
January 19, 2011	-	$-	$-	$-	$-	$-
Issuance of founders' shares – January 2011	3,000,000	3,000	-	-	(3,000)	-
Issuance of common stock for cash – February 2011	790,500	790	157,310	-	-	158,100
Issuance of common stock for cash – March 2011	210,000	210	41,790	-	-	42,000
Issuance of common stock for services – October 2011	100,012	100	19,902	-	-	20,002
Stock based compensation - options	-	-	5,523	-	-	5,523
Net loss	-	-	-	(182,021)	-	(182,021)
Balance,
December 31, 2011	4,100,512	$4,100	$224,525	$(182,021)	$(3,000)	$43,604

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

January 19, 2011 (inception) to December 31, 2011

Cash flows from operating activities
Net loss	$(182,021)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	25,525
Depreciation	403
Changes in operating assets and liabilities
Other current assets	(2,555)
Accounts payable and accrued expenses	8,526
Accounts payable – related parties	3,778

Net cash used in operating activities	(146,344)

Cash flows from investing activities
Purchase of capitalized software	(20,598)

Net cash used in investing activities	(20,598)

Cash flows from financing activities
Proceeds from issuance of common stock	200,100

Net cash provided by financing activities	200,100

Net increase in cash	33,158

Cash, beginning of period	-

Cash, end of period	$33,158

Supplemental disclosure of cash flow information:
Income taxes paid	$-
Interest paid	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s mission is to become a channel program for SaaS, by facilitating, improving and increasing the Sales Value Chain for SaaS Applications (“SaaS Apps”). Our plan is to develop and launch the SaaSMAX Marketplace, which is intended to be a "B2B" or business to business solution to be implemented between SaaS Independent Software Vendors (“ISVs”) and SaaS Solution Providers, that will enable SaaS App Vendors to market, promote and manage the sales and distribution of their SaaS App to participants in the Sales Value Chain and to business users around the world. The SaaSMAX Marketplace will also provide easy-to-use tools for SaaS Resellers and Solution Providers to, among other things, thoroughly research each listed SaaS App, including online demos, technical specifications, ratings, support, pricing, and commission plans. The SaaSMAX Marketplace will also provide a Solution Provider Directory which will contain the business profiles of Solution Providers, which will enable businesses to network with Solution Providers, and will enable Solution Providers to generate new business leads.

The Company intends to enter into an agreement with each of its potential ISVs in which the ISV agrees to compensate SaaSMAX for every purchase transaction that is initiated through the SaaSMAX Online Marketplace or a private labeled version thereof. The Company will be responsible for monitoring, aggregating and reporting total transaction volumes completed between its member Service Providers and the ISVs.

Revenue is expected to be captured through multiple avenues including but not limited to:

1)

Earning fees from SaaS ISVs who list their respective SaaS Apps on the SaaSMAX Marketplace.

2)

Earning fees from SaaS ISVs for promotions or advertising campaigns within the SaaSMAX Marketplace.

3)

Earning commissions based upon a percentage of the revenue earned from SaaS App purchases that were transacted via the SaaSMAX Marketplace and/or SaaSMAX members.

4)

Earning advertising and marketing fees for companies who advertise within the SaaSMAX Marketplace or on the SaaSMAX website.

There can be no assurance that we will be successful in generating any revenue from the means stated above.

Going concern

No assurance can be given that a market for the SaaSMAX product will develop, or that customers will be willing to pay for the SaaSMAX product.  During 2011, proceeds of $200,100 were received from the sale of 1,000,500 shares of common stock.  During January 2012 proceeds of $75,000 were received from the sale of 214,286 shares of common stock.  Our business plan estimates that we will need to raise additional capital to fund our operations during 2012 and there can be no assurance that we will be able to raise any or all of the capital required.  We have generated no revenues since our inception and have incurred a net loss of $182,021 and net cash used in operating activities of $146,344 during the period from January 19, 2011 (inception) to December 31, 2011 (“Fiscal 2011”).   Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Basis of presentation

The accompanying financial statements have been prepared, under accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to successfully raise additional financing, and the ability to ultimately attain profitability.

Development stage company

The Company complies with the Accounting Standards Codification No. 915 “Development Stage Entities” and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Related party transactions

Accounts payable – related parties include amounts owed to management, shareholders owning greater than 5% of the Company’s outstanding common shares and/or members of their immediate family for costs incurred in the ordinary course of business such as software development consulting fees and expense reimbursements.

Revenue recognition

Upon the generation of revenue, the Company shall follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair value estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and accounts payable approximate their fair value due to their short maturities.

Capitalized software

Capitalized software consists primarily of payments made to independent software developers for the development of the SaaSMAX Marketplace. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product development costs.

Commencing upon the SaaSMAX Marketplace’s release, capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period will be two years from the initial release of the product. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated two year useful lives of the assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Product development costs

Product development costs are clearly identified and are expensed as incurred in accordance with ASC No. 730, "Research and Development".  Product development costs incurred during Fiscal 2011 totaled approximately $67,000.

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

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2011.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CAPITALIZED SOFTWARE

December 31,
2011
Purchased software	$3,900
SaaSMAX Marketplace	16,698
Less: accumulated depreciation	(403)

Total capitalize software, net	$20,195

Depreciation expense for Fiscal 2011 was $403.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

In conjunction with the Company’s incorporation, the two founders of SaaSMAX were issued a combined total of 3,000,000 shares of common stock. The purchase of the shares is evidenced by a Founders’ Receivable in the amount of $3,000 which is included in Stockholders’ Equity in the accompanying Balance Sheet.

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

On October 17, 2011, the Company entered into an agreement with a consultant to provide certain technical and business consulting services to assist in launching the SaaSMAX Marketplace, grow the membership base and generate revenue. As compensation for the services, the consultant was granted 100,012 shares of common stock valued at $0.20 per share, will receive $2,000 per month over the initial six-month term of the agreement and will receive up to 200,025 stock options should certain milestones be reached.

NOTE 4 –STOCK INCENTIVE PLAN

On July 5, 2011 (the “Effective Date”), the Company adopted the 2011 Stock Incentive Plan, (the “Plan”), pursuant to which we are authorized to grant shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants.  The Company is authorized to grant options to purchase up to 1,000,000 shares of common stock under the Plan which as of March 26, 2012, options to purchase 800,000 shares of common stock remained available for future grant.  The Company intends that any grant, award or other acquisition of the Company’s securities pursuant to the Plan to any officer and/or director of the Company shall be exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended. No participant may be granted ISOs under the Plan that would result in ISOs to purchase shares of Common Stock with an aggregate fair market value (measured on the Date of Grant) of more than $100,000 first becoming exercisable by such Participant in any one calendar year.  The Plan shall be administered by a committee of the Board of Directors (the “Committee”).  The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants.

As of December 31, 2011, we have granted options to purchase a total of 70,000 shares of common stock under the Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.  As permitted by the Plan, the Committee determined fair market value of the common stock at the date of grant based on a number of factors including the $0.20 per common share price that securities were sold to third party investors previously during fiscal year 2011.

The Company recognizes option expense ratably over the vesting periods.  For Fiscal 2011, the Company recorded compensation expense related to options granted under the Plan of $5,523.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Fiscal 2011
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

Stock option activity under the Plan for Fiscal 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value

Outstanding at January 19, 2011	-	$-	-	$-
Options granted	70,000	$0.20	2.61	$8,645
Options exercised	-	$-	-	$-
Options cancelled/forfeited/ expired	-	$-	-	$-
Outstanding at December 31, 2011	70,000	$0.20	2.61	$8,645

Exercisable at December 31, 2011	42,500	$0.20	2.61	$5,523

As of December 31, 2011, there was $3,122 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

NOTE 5 – INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31 2011:

Refundable Federal income tax calculated at statutory rate of 35%	$64,000
Less: Stock based compensation expense	(9,000)
Change in valuation allowance	(55,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31, 2011:

Deferred tax asset attributable to:
Net operating losses carried forward	$55,000
Less: Valuation allowance	(55,000)
Net deferred tax asset	$-

The Company established a full valuation allowance in accordance with the provision of ASC No. 740, Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2011, the Company had an unused net operating loss carryover approximating $156,000 that is available to offset future taxable income, which expires beginning in 2031.

No provision was made for federal income tax since the Company has net operating losses.

NOTE 6 - COMMITMENTS & CONTINGENCIES

Commitments

The Company has entered into a consulting agreement with an investor advisory firm (the “Firm”) to provide introductions to investment relations, investment bankers and funding sources.  Upon the completion of a capital raise of $500,000 from or through one of the sources that was introduced through the Firm, SaaSMAX shall pay the Firm options to purchase 100,012 shares of common stock at $0.20 per share.  Said shares shall be subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.  This agreement expires in October 2012 at which time it may be renewed upon mutual consent by both parties for successive 3 month periods.  The agreement may be terminated by either party without cause upon 30 days notice or immediately with cause.

The Company has entered into several consulting agreements for sales and marketing services.  The agreements provide for a maximum monthly expense of $7,000 and include various commission incentives payable in cash and/or options.  The agreements are generally for one year terms and can be renewed upon mutual consent between SaaSMAX and the respective consultant for successive three month periods. The agreements may be terminated by either party without cause upon 30 days notice or immediately with cause.  Upon termination, SaaSMAX agrees to pay the prorate portion of the monthly cash compensation to the effective date of termination.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. We are not currently a party to any material litigation.

NOTE 7 – SUBSEQUENT EVENTS

During January 2012, we entered into a stock purchase agreement with a shareholder in which we received proceeds totalling $75,000 for the issuance of 214,286 shares of common stock ($0.35 per share).  The stock purchase agreement includes an anti-dilution clause whereby should the Company sell additional shares of common stock and receive a minimum of $500,000 (a “First Funding”) then said shareholder shall have the right to purchase an amount of shares of common stock of the Company, up to a maximum amount of common shares of the Company that would maintain the shareholder’s 4.97% ownership at a price of $0.35 per share, or the purchase price paid by the purchasers of the First Funding.  After a First Funding, should the Company sell additional shares of its common stock and receive a minimum of $500,000, (a “Subsequent Funding”) said shareholder shall have the right to purchase an amount of common shares of the Company up to the shareholder’s then percentage ownership at the price equal to the price that the Company sold its common shares in the Subsequent Funding.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to December 31, 2011, the Company granted 130,000 options to various consultants for services to be rendered which included 50,000 options issued to Stanley Moskowitz, the father of the CEO of the Company and Counsel to The Bingham Law Group PLC, counsel to the Company.  The options are exercisable at $0.35 per share and are valued at approximately $26,000.