Form 10-Q
period 2012-03-31
SaasMAX, Inc.
filed 2012-05-10
CIK 1515353

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2012
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    4,386,226 common shares issued and outstanding as of May 9, 2012

SaaSMAX, Inc.

For the quarter ended March 31, 2012

FORM 10-Q

		PAGE NO.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	4

	Statements of Operations for the three months ended March 31, 2012, the period from January 19, 2011 (inception) to March 31, 2011(unaudited) and the period from January 19, 2011 (inception) to March 31, 2012(unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2012, the period from January 19, 2011 (inception) to March 31, 2011(unaudited) and the period from January 19, 2011 (inception) to March 31, 2012(unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	13

PART I

ITEM 1.  FINANCIAL STATEMENTS

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$41,580	$33,158
Other current assets	-	2,555
Total current assets	41,580	35,713

Capitalized software, net of accumulated depreciation	26,775	20,195

Total assets	$68,355	$55,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,514	$8,526
Accounts payable - related parties	-	3,778
Total current liabilities	15,514	12,304

Total liabilities	15,514	12,304

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,314,798 and 4,100,512 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	4,315	4,100
Additional paid-in capital	318,633	224,525
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(267,107)	(182,021)
Total stockholders’ equity	52,841	43,604

Total liabilities and stockholders’ equity	$68,355	$55,908

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2012	January 19, 2011 (inception) to March 31, 2011	January 19, 2011 (inception) to March 31, 2012

Revenues	$-	$-	$-

Operating expenses
Salaries and professional fees	66,224	5,587	148,511
Research and development	-	13,898	67,013
General and administrative	18,862	4,169	51,583

Total operating expenses	85,086	23,654	267,107

Net loss	$(85,086)	$(23,654)	$(267,107)

Weighted average number of common shares outstanding - basic and fully diluted	4,178,220	3,582,517	3,997,235

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.07)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31, 2012	January 19, 2011 (inception) to March 31, 2011	January 19, 2011 (inception) to March 31, 2012

Cash flows from operating activities
Net loss	$(85,086)	(23,654)	$(267,107)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	19,323	-	44,848
Depreciation	750	-	1,153
Changes in operating assets and liabilities
Other current assets	2,555	(899)	-
Accounts payable and accrued expenses	6,988	1,501	15,514
Accounts payable - related parties	(3,778)	4,916	-

Net cash used in operating activities	(59,248)	(18,136)	(205,592)

Cash flows from investing activities
Purchase of capitalized software	(7,330)	-	(27,928)

Net cash used in investing activities	(7,330)	-	(27,928)

Cash flows from financing activities
Proceeds from issuance of common stock	75,000	200,100	275,100

Net cash provided by financing activities	75,000	200,100	275,100

Net increase in cash	8,422	181,964	41,580

Cash, beginning of period	33,158	-	-

Cash, end of period	$41,580	$181,964	$41,580

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$3,000	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2012

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

Presently in Beta, the Company is entering into agreements with ISVs in which the ISV agrees to compensate SaaSMAX for every purchase transaction that is initiated through the SaaSMAX Online Marketplace or a private labeled version thereof.  The Company will be responsible for monitoring, aggregating and reporting total transaction volumes completed between its member Solution Providers and the ISVs, as well as the commissions earned by the Solution Providers

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Going concern

No assurance can be given that a market for the SaaSMAX product will develop, or that customers will be willing to pay for the SaaSMAX product.  Since inception, proceeds of $275,100 were received from the sale of 1,214,786 shares of common stock, of which $75,000 was received from the sale of 214,286 share of common stock during the three months ended March 31, 2012 (“Q1 2012”).  Our business plan estimates that we will need to raise additional capital to fund our operations during the remainder of 2012 and there can be no assurance that we will be able to raise any or all of the capital required.  We have generated no revenues since our inception, have incurred a net loss of $85,086 during Q1 2012, have net cash used in operating activities of $59,248 during Q1 2012 and have an accumulated deficit of $267,107 at March 31, 2012. Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Development Stage Company

The Company complies with the Accounting Standards Codification No. 915 “Development Stage Entities” and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Recent accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU became effective beginning in Q1 2012.  The adoption of the ASU had no affect on our fair value disclosure, results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

NOTE 4 –STOCK INCENTIVE PLAN

As of March 31, 2012, we have granted options to purchase a total of 200,000 shares of common stock under the 2011 Stock Incentive Plan (the “Plan”).   The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.

The Company recognizes option expense ratably over the vesting periods.  For the three months ended March 31, 2012, the Company recorded compensation expense related to options granted under the Plan of $19,323.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2012
Expected dividend yield	0.00
Risk-free interest rate	0.69%
Expected volatility	100.00%
Expected life (in years)	3

Stock option activity under the Plan for the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2011	70,000	$0.20	2.61	$ 8,645
Options granted	130,000	$0.35	2.75	26,244
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	-	$ -	-	-
Outstanding at March 31, 2012	200,000	$0.28	2.62	$34,889

Exercisable at March 31, 2012	137,500	$0.29	2.62	$24,846

As of March 31, 2012, there was $10,043 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 5 – CONTINGENCIES

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

The Company’s former chief technical consultant has made a claim against the Company, asserting claims to an unspecified amount of shares of the Company’s common stock.  Prior to making the claim, the consultant made unauthorized deletions of software code thereby causing the Company to engage new consultants to reconfigure the Company’s software.  We are currently assessing the amount of financial damage that the consultant’s acts have caused and intends to pursue its own claims against the consultant, including but not limited to claims for Conversion, Intentional Interference with Contract and Prospective Business Advantage, Breach of Fiduciary Duty, Negligence, Incompetence, Failure to Disclose Conflicts of Interest and Self-Dealing,  Fraud, Deceit, and violation of the Computer Fraud Act.  The Company believes that the consultant’s claims have no merit, and that it will be successful on its own claims.

NOTE 6 – SUBSEQUENT EVENTS

Pursuant to a Private Placement Memorandum (the “PPM”) dated April 5, 2012, the Company offered for sale 818,816 units (“Units”) at a purchase price of $1.84 per Unit.  Each Unit consists of: i) two shares of common stock, and ii) one redeemable warrant (the “Warrant[s]”) entitling the holder to purchase one share of common stock (the “Warrant Shares”), at an exercise price of $1.84, for a period of 24 months. The Company may redeem some or all of the Warrants at any time provided: (a) we file a registration statement with the SEC to register the Warrant Shares; (b) the registration statement is declared “effective’ by the SEC; and (c) we give Notice of Redemption to the Warrant holders 30 days prior to the date of the Redemption Date, which we may do at any time after the average closing bid price for the shares of common stock on the principal market on which the shares of common stock may be traded, for any 20 consecutive trading days, has equaled or exceeded $2.76 per share.  There is no minimum offering amount required to complete this PPM and accordingly, we may sell substantially less that 818,816 Units in this PPM.  The PPM will terminate on June 30, 2012, unless extended by the Company for an additional 90 days. As of May 9, 2012, the Company has sold 21,739 Units under the PPM resulting in proceeds of $40,000.

On April 5, 2012, the Company entered into a securities purchase agreement with a single accredited investor for the sale of 71,428 shares of common stock at $0.35 per share, resulting in total proceeds of $25,000.

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

While practically every Internet service (such as a Web search engine or web-based Email) is driven by some underlying software, the terms "SaaS" or "SaaS Apps" are often used in the context of business software.   Independent Software Vendors ("ISVs" or "App Vendors") of SaaS Apps or traditional software applications develop and sell software apps that run on one or more operating system platforms.  The companies that make the operating platforms encourage and lend support to ISVs, often with special "business partner" programs.  Some ISVs focus on a particular operating platform like Apple iPhones’ iOS for which there are tens of thousands of ISV applications. Other ISVs specialize in a particular application area, such as customer relationship management or business intelligence, for example, and integrate with multiple platforms.

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

In late 2011 the SaaSMAX Marketplace entered into its beta test-phase ("SaaSMAX Beta,").   During the Beta phase, our primary focus has been and will continue to be to recruit several dozen SaaS Apps Vendors and several dozen Solution Providers to use our service.  During SaaSMAX Beta we have been and will continue to: i) study the use of our service; ii) adjust the business pricing model; iii) add features and functionality; iv) plan and prepare marketing campaigns; v) adjust our standard service agreement to meet the expressed needs and wants of participating SaaS App Vendors and Solution Providers  Once management is satisfied with the results of SaaSMAX Beta, we will commercially launch SaaSMAX.  We intend to continually develop new features and functionality for the SaaSMAX Marketplace into the foreseeable future, and have identified several additional potential product opportunities that stem from what we have learned to date.

Results of Operations

Revenues

SaaSMAX has recognized no revenues since January 19, 2011 (inception) to March 31, 2012. We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses

Total operating expenses for Q1 2012 totaled $85,086 of which $66,224 related to marketing costs, business development consulting fees, management salaries, professional fees and stock based compensation expense resulting from the vesting of stock options during the quarter.  Additionally, general and administrative costs totaling $18,862 were incurred which consisted primarily of corporate fees, website and internet fees and travel costs.

Total operating expenses for the period from January 19, 2011 (inception) through March 31, 2011 (“Q1 2011”) and January 19, 2011 (inception) through March 31, 2012 totaled $23,654 and $267, 107, respectively, of which $13,898 and $67,013, respectively, consisted of payments made to independent software developers for the development of the SaaSMAX Marketplace prior to technological feasibility.  During October 2011, technological feasibility of the product was established and accordingly all costs related to the continued development that are expected to be recovered against future revenues are capitalized.    Additionally, during the period from January 19, 2011 (inception) through March 31, 2012 salaries and professional fees totaled $148,511 and consisted primarily of professional fees incurred as a result of the Registration Statement on Form S-1 initially filed with the SEC during May 2011, as well as, marketing costs, business development consulting fees, management salaries and stock based compensation expense.  The registration statement was declared effective on October 14, 2011 and accordingly, costs incurred for legal and accounting fees are expected to decrease, however, as a result of the filing requirements necessary as a public company, such costs are expected to continue being a significant part of our operating expenses.  Salaries and professional fees incurred during Q1 2011 were minimal.  Lastly, general and administrative expenses consisting primarily of advertising, travel, corporate costs and office supplies totaled $4,169 and $51,583, respectively in the above referenced periods.

Net Loss

During Q1 2012, Q1 2011 and the period from January 19, 2011 (inception) through March 31, 2012 the Company incurred a net loss of $85,086, $23,654 and $267,107, respectively, due to the operating expenses described above.

Capital Resources and Liquidity

As of March 31, 2012, we had $41,580 of cash and working capital of approximately $27,000 compared to $33,158 of cash and working capital of approximately $23,000 as of December 31, 2011.

Net cash used in operating activities during Q1 2012, Q1 2011 and the period from January 19, 2011 (inception) through March 31, 2012 totaled $59,248, $18,136 and $211,357, respectively and is primarily attributable to the payment of development, legal, accounting, advertising and corporate fees which are offset by stock based compensation expense.

Net cash used in investing activities during Q1 2012, Q1 2011 and the period from January 19, 2011 (inception) through March 31, 2012 totaled $7,330, $0 and $20,598 and resulted from the purchase of capitalized software and the capitalization of the SaaSMAX marketplace upon reaching technological feasibility.

Net cash provided by financing activities during Q1 2012, Q1 2011 and the period from January 19, 2011 (inception) through March 31, 2012 totaled $75,000, $200,100 and $200,100, respectively and resulted from the Company's sale of common stock.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. During 2011, proceeds of $200,100 were received from the sale of 1,000,500 shares of common stock.  During January 2012 proceeds of $75,000 were received from the sale of 214,286 shares of common stock. On April 5, 2012, pursuant to a Private Placement Memorandum (the “PPM”), the Company offered for sale 818,816 units (“Units”) at a purchase price of $1.84 per Unit.  Each Unit consists of: i) two shares of common stock, and ii) one redeemable warrant (the “Warrant[s]”) entitling the holder to purchase one share of common stock (the “Warrant Shares”), at an exercise price of $1.84, for a period of 24 months. As of May 9, 2012, the Company has sold 21,739 Units under the PPM resulting in proceeds of $40,000. Additionally, on April 5, 2012, proceeds of $25,000 were received from the sale of 71,428 shares of common stock to an independent accredited investor at $0.35 per share.

Despite the funds raised by the Company to date, we will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations during 2012 and there can be no assurance that we will be able to raise any or all of the capital. It is anticipated that the Company will generate revenue starting in mid 2012; however, there can be no assurance that if in fact the Company does generate revenue starting in mid 2012, that such revenues would be sufficient to sustain or grow the operations.  Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2011.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the audited financial statements for the period ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to December 31, 2011, the Company has entered into securities purchase agreements with four independent accredited investors for the sale of a total of 329,192 shares of common stock, resulting in total proceeds of $140,000. Proceeds of the sales are being used for the continued development of the SaaSMAX Marketplace.  The foregoing shares were sold in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibits

31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAASMAX, INC.
Date: May 9, 2012 By:	/s/ DINA M. MOSKOWITZ Dina M. Moskowitz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)