Form 10-Q
period 2012-06-30
SaasMAX, Inc.
filed 2012-08-14
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

(800) 748-7650
(Registrant's telephone number, including area code)

_______________________________________________________________________

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,429,704 common shares issued and outstanding as of August 13, 2012.

SaaSMAX, Inc.

For the quarter ended June 30, 2012

FORM 10-Q

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	3

	Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited), and the period from January 19, 2011 (inception) to June 30, 2012 (unaudited)	4

	Statements of Cash Flows for the six months ended June 30, 2012 and 2011and the period from January 19, 2011 (inception) to June 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	13

PART I

ITEM 1.  FINANCIAL STATEMENTS

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$52,906	$33,158
Other current assets	-	2,555
Total current assets	52,906	35,713

Property, plant & equipment, net of accumulated depreciation	34,005	20,195

Total assets	$86,911	$55,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,979	$8,526
Accounts payable - related parties	3,624	3,778
Advance	25,000	-
Total current liabilities	38,603	12,304

Total liabilities	38,603	12,304

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,429,704 and 4,100,512 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4,430	4,100
Additional paid-in capital	394,407	224,525
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(347,529)	(182,021)
Total stockholders’ equity	48,308	43,604

Total liabilities and stockholders’ equity	$86,911	$55,908

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six months ended June 30,		January 19, 2011 (inception) to June 30, 2012
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Salaries and professional fees	66,277	10,615	134,501	16,202	214,788
Research and development	-	28,350	-	42,317	67,013
General and administrative	14,145	8,603	31,007	12,703	65,728

Total operating expenses	80,422	47,568	165,508	71,222	347,529

Net loss	$(80,422)	$(47,568)	$(165,508)	$(71,222)	$(347,529)

Weighted average number of common shares outstanding - basic and fully diluted
	4,360,349	2,426,970	4,292,060	3,836,093	4,069,306

Net loss per share - basic and fully diluted	$(0.02)	$(0.02)	$(0.04)	$(0.02)	$(0.09)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011	January 19, 2011 (inception) to June 30, 2012

Cash flows from operating activities
Net loss	$(165,508)	(71,222)	$(347,529)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	30,212	-	55,737
Depreciation	1,500	-	1,903
Changes in operating assets and liabilities
Other current assets	2,555	(1,000)	-
Accounts payable and accrued expenses	1,453	7,139	9,979
Accounts payable - related parties	(154)	-	3,624

Net cash used in operating activities	(129,942)	(65,083)	(276,286)

Cash flows from investing activities
Purchase of capitalized software	(15,310)	-	(35,908)

Net cash used in investing activities	(15,310)	-	(35,908)

Cash flows from financing activities
Proceeds from advance	25,000	-	25,000
Proceeds from issuance of common stock	140,000	200,100	340,100

Net cash provided by financing activities	165,000	200,100	365,100

Net increase in cash	19,748	135,017	52,906

Cash, beginning of period	33,158	-	-

Cash, end of period	$52,906	$135,017	$52,906

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$3,000	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

June 30, 2012

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

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Going concern

No assurance can be given that a market for the SaaSMAX product will develop, or that customers will be willing to pay for the SaaSMAX product.  Since inception, proceeds of $340,100 were received from the sale of 1,329,691 shares of common stock, of which $140,000 was received from the sale of 329,191 shares of common stock during the six months ended June 30, 2012.  Our business plan estimates that we will need to raise additional capital to fund our operations during the remainder of 2012 and there can be no assurance that we will be able to raise any or all of the capital required.  We have generated no revenues since our inception, have incurred a net loss of $165,508 during the six months ended June 30, 2012, have net cash used in operating activities of approximately $130,000 for the six months ended June 30, 2012 and have an accumulated deficit of $347,529 at June 30, 2012.   Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Pursuant to a Private Placement Memorandum (the “Private Offering”) dated April 5, 2012, the Company offered for sale 818,816 units (“Units”) at a purchase price of $1.84 per Unit.  Each Unit consists of: i) two shares of common stock, and ii) one redeemable warrant (the “Warrant[s]”) entitling the holder to purchase one share of common stock (the “Warrant Shares”), at an exercise price of $1.84, for a period of 24 months. The terms of the Warrants provide that the Company may redeem some or all of the Warrants at any time provided: (a) the Company files a registration statement with the SEC to register the Warrant Shares; (b) the registration statement is declared “effective’ by the SEC; and (c) the Company gives Notice of Redemption to the Warrant holders 30 days prior to the date of the Redemption Date, which the Company may do at any time after the average closing bid price for the shares of common stock on the principal market on which the shares of common stock may be traded, for any 20 consecutive trading days, has equaled or exceeded $2.76 per share.  The Private Offering was terminated on May 10, 2012.  The Company had sold 21,739 Units resulting in proceeds of $40,000.

On April 5, 2012, the Company entered into a securities purchase agreement with a single accredited investor for the sale of 71,428 shares of common stock at $0.35 per share, resulting in total proceeds of $25,000.  The Company concurrently entered into a registration rights agreement with the investor providing piggy-back registration rights to the investor should the Company propose to register any of its securities under the Securities Act of 1933 in connection with the public offering of such securities solely for cash (other than a registration on Form S-4, Form S-8, or any successor or similar forms).

During January 2012, the Company entered into a stock purchase agreement with a shareholder in which the Company received proceeds totaling $75,000 for the issuance of 214,286 shares of common stock ($0.35 per share).  The stock purchase agreement includes an anti-dilution clause whereby should the Company sell additional shares of common stock and receive a minimum of $500,000 (a “First Funding”) then said shareholder shall have the right to purchase an amount of shares of common stock of the Company, up to a maximum amount of common shares of the Company that would maintain the shareholder’s 4.97% ownership at a price of $0.35 per share, or the purchase price paid by the purchasers of the First Funding.  After a First Funding, should the Company sell additional shares of its common stock and receive a minimum of $500,000, (a “Subsequent Funding”) said shareholder shall have the right to purchase an amount of common shares of the Company up to the shareholder’s then percentage ownership at the price equal to the price that the Company sold its common shares in the Subsequent Funding.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

NOTE 4 –ADVANCE

On June 29, 2012, the Company received $25,000 from an independent third party as an advance for a Convertible Promissory Note dated and entered into on July 1, 2012 (the “Convertible Note”).  The Convertible Note bears interest at 8% per annum and is due in full on July 1, 2013.  The Holder of the Convertible Note may at any time prior to the Maturity Date, convert the principal amount of the Convertible Note into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest.  The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price.  The Conversion Price will be reduced upon the issuance of additional shares of commons stock, options or convertible securities (the “Additional Shares of Common Stock”) with consideration per share less than the applicable Conversion Price in effect on the date of, and immediately prior to the Additional Shares of Common Stock.

NOTE 5 –STOCK INCENTIVE PLAN

As of June 30, 2012, we have granted options to purchase a total of 200,000 shares of common stock under the 2011 Stock Incentive Plan (the “Plan”).   The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the time services were rendered.

The Company recognizes option expense ratably over the vesting periods.  For the three and six months ended June 30, 2012, the Company recorded compensation expense related to options granted under the Plan of $2,015 and $21,338, respectively.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30, 2012
Expected dividend yield	0.00
Risk-free interest rate	0.69%
Expected volatility	100.00%
Expected life (in years)	3

Stock option activity under the Plan for the six months ended June 30, 2012 is summarized as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Life	Grant Date
	Shares	per Share	(in years)	Fair Value
Outstanding at December 31, 2011	70,000	$0.20	2.11	$8,645
Options granted	130,000	$0.35	2.51	$26,244
Options exercised	-	$-	-	$-
Options cancelled/forfeited/ expired	-	$-	-	$-
Outstanding at June 30, 2012	200,000	$0.30	2.37	$34,889

Exercisable at June 30, 2012	157,500	$0.29	2.49	$26,862

As of June 30, 2012, there was $8,028 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

During the six months ended June 30, 2012, the Company entered into two consulting agreements whereby the services to be received were to be paid with stock options upon completion.  Based on the terms of the agreements, the Company recognized stock based compensation expense totaling $8,874 and recorded a corresponding stock option payable in Additional Paid in Capital in the accompanying financial statements as of June 30, 2012.  On July 1, 2012, the Company granted a total of 14,000 stock options, vesting immediately, to the consultants at exercise prices equal to the fair market value of the common stock at the date of service as payment for the services rendered.

NOTE 6 – CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2012, the Company granted 124,005 options (valued at $83,046) to several consultants.  Included with the options granted were 14,000 options (valued at $8,874) related to services that two of the consultants had performed during the three months ended March 31, 2012 (see Note 5) at exercise prices of $0.92 (7,700 options) and $0.35 (6,300 options).  Also included are 25,000 options (valued at $14,203) that were issued to Stanley Moskowitz, the father of the Company’s CEO, for legal services.  The options are exercisable at $0.92 per share.  The remaining options issued are exercisable at prices of $0.92 (16,000 options), $0.35 (20,000 options) and $.20 (40,005 options).  All options granted vested immediately.

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

The Company intends to become a sales distribution channel for SaaS, by offering a Marketplace for SaaS Apps and by facilitating, improving and increasing the Sales Value Chain for SaaS ISVs.  The "Sales Value Chain" refers to the value-adding activities and the participants that are involved in selling a software product to an end-user.   For example, a software application is typically developed and sold by an ISV. That ISV may offer to sell licenses for its software application directly to an end user, or it may contract with a wholesaler, distributor or retailer (collectively referred to herein as "Reseller") which then markets and resells that software application to end users.  Moreover, when software applications require customization or user training before they are employed by the end user, ISV's will seek to partner with  independent VARs, service providers, solution providers, systems integrators or other types of consultants (collectively referred to herein as "Solution Providers") who will provide those services to the end users.

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

In late 2011 the SaaSMAX Marketplace entered into its beta test-phase ("SaaSMAX Beta,").   During the Beta phase, our primary focus has been and will continue to be to recruit several dozen SaaS Apps Vendors and several dozen Solution Providers to use our service.  During SaaSMAX Beta we have been and will continue to: i) study the use of our service; ii) adjust the business pricing model; iii) add features and functionality; iv) plan and prepare marketing campaigns; v) adjust our standard service agreement to meet the expressed needs and wants of participating SaaS App Vendors and Solution Providers.  Once management is satisfied with the results of SaaSMAX Beta, we will commercially launch SaaSMAX.  We intend to continually develop new features and functionality for the SaaSMAX Marketplace into the foreseeable future, and have identified several additional potential product opportunities that stem from what we have learned to date.

Results of Operations

Revenues

SaaSMAX has recognized no revenues since January 19, 2011 (inception) to June 30, 2012. We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 totaled $80,422 and consisted primarily of $66,277 relating to marketing costs, business development consulting fees, management salaries, professional fees and stock based compensation expense resulting from the vesting of stock options during the quarter.  Additionally, general and administrative costs totaling $14,145 were incurred which consisted primarily of corporate fees, website and internet fees and travel costs.  Total operating expense for the three months ended June 30, 2011 totaled $47,568 and consisted primarily of research into the development of the SaaSMAX Marketplace ($28,350) and professional fees ($10,615).  During October 2011, technological feasibility of the SaaSMAX Marketplace was established and accordingly all costs related to the continued development that are expected to be recovered against future revenues are capitalized and no longer expensed through research and development.

Total operating expenses for the six months ended June 30, 2012 totaled $165,508 of which $134,501 related to marketing costs, business development consulting fees, management salaries, professional fees and stock based compensation expense.  The remainder of the operating expenses related to general and administrative expenses primarily consisting of depreciation, travel, internet and web services and corporate fees incurred in switching transfer agents during the period.  Total operating expenses for the six months ended June 30, 2011 totaled $71,222 and consisted primarily of research into the development of the SaaSMAX Marketplace ($42,317) and professional fees ($16,202).  During October 2011, technological feasibility of the SaaSMAX Marketplace was established and accordingly all costs related to the continued development that are expected to be recovered against future revenues are capitalized and no longer expensed through research and development.  During February 2012, the Company’s Chief Executive Officer, Dina Moskowitz, began receiving a salary for her services thus increasing the amounts expensed for salaries and professional fees when comparing the 2011 period to 2012.

Total operating expenses for the period from January 19, 2011 (inception) through June 30, 2012 totaled $347,529, of which $67,013 consisted of payments made to independent software developers for the development of the SaaSMAX Marketplace prior to technological feasibility.  During October 2011, technological feasibility of the product was established and accordingly all costs related to the continued development that are expected to be recovered against future revenues are capitalized. Additionally, salaries and professional fees totaled $214,788 and consisted primarily of legal and accounting fees incurred as a result of the Registration Statement on Form S-1 initially filed with the SEC during May 2011, as well as, marketing costs, business development consulting fees, management salaries and stock based compensation expense.  The registration statement was declared effective on October 14, 2011 and accordingly, costs incurred for legal and accounting fees are expected to decrease, however, as a result of the filing requirements necessary as a public company, such costs are expected to continue being a significant part of our operating expenses.  Lastly, general and administrative expenses consisting primarily of advertising, travel, corporate costs, depreciation and office supplies totaled $65,728, respectively in the above referenced period.

Net Loss

During the three and six months ended June 30, 2012 and the period from January 19, 2011 (inception) through June 30, 2012 the Company incurred a net loss of $80,422, $165,508 and $347,529, respectively, due to the operating expenses described above.

Capital Resources and Liquidity

As of June 30, 2012, we had $52,906 of cash and working capital of approximately $14,000 compared to $33,158 of cash and working capital of approximately $23,000 as of December 31, 2011.

Net cash used in operating activities during the six months ended June 30, 2012 and 2011 and the period from January 19, 2011 (inception) through June 30, 2012 totaled approximately $130,000, $65,000 and $276,000, respectively and is primarily attributable to the payment of development, legal, accounting, advertising, management salaries and corporate fees which are offset by stock based compensation expense.

Net cash used in investing activities during the six months ended June 30, 2012 and 2011and the period from January 19, 2011 (inception) through June 30, 2012 totaled approximately $15,000, $0 and $36,000, respectively and resulted from the purchase of capitalized software and the capitalization of the SaaSMAX marketplace upon reaching technological feasibility.

Net cash provided by financing activities during the six months ended June 30, 2012 and 2011and the period from January 19, 2011 (inception) through June 30, 2012 totaled $165,000, $200,100 and $365,100, respectively and resulted primarily from the Company's sale of common stock.  Additionally, $25,000 was received in June 2012 as an advance for a convertible promissory note entered into on July 1, 2012.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. During 2011, proceeds of $200,100 were received from the sale of 1,000,500 shares of common stock.  During January 2012 proceeds of $75,000 were received from the sale of 214,286 shares of common stock. On April 5, 2012, pursuant to a Private Placement Memorandum (the “Private Offering”), the Company offered for sale 818,816 units (“Units”) at a purchase price of $1.84 per Unit.  Each Unit consists of: i) two shares of common stock, and ii) one redeemable warrant (the “Warrant[s]”) entitling the holder to purchase one share of common stock (the “Warrant Shares”), at an exercise price of $1.84, for a period of 24 months. The Private Offering was terminated on May 10, 2012.  The Company had sold 21,739 Units pursuant to the Private Offering resulting in proceeds of $40,000.  Additionally, on April 5, 2012, proceeds of $25,000 were received from the sale of 71,428 shares of common stock to an independent accredited investor at $0.35 per share.

On June 29, 2012, the Company received an advance of $25,000 for a Convertible Promissory Note dated and entered into on July 1, 2012 (the “Convertible Note”).  The Convertible Note bears interest at 8% per annum and is due in full on July 1, 2013.  The Holder of the Convertible Note may at any time prior to the Maturity Date, convert the principal amount of the Convertible Note into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest.  The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price.  The Conversion Price will be reduced upon the issuance of additional shares of commons stock, options or convertible securities (the “Additional Shares of Common Stock”) with consideration per share less than the applicable Conversion Price in effect on the date of, and immediately prior to the Additional Shares of Common Stock.

We will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations during 2012 and there can be no assurance that we will be able to raise any or all of the capital. It is anticipated that the Company will generate revenue starting in late 2012; however, there can be no assurance that if in fact the Company does generate revenue starting in late 2012, that such revenues would be sufficient to sustain or grow the operations.  Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2012, the Company has entered into securities purchase agreements with four independent accredited investors for the sale of a total of 329,192 shares of common stock, resulting in total proceeds of $140,000. Proceeds of the sales are being used for the continued development of the SaaSMAX Marketplace.  The foregoing shares were sold in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

*

XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAASMAX, INC.

Date: August 13, 2012	By:/s/ DINA M. MOSKOWITZ Dina M. Moskowitz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)