Form 10-Q
period 2012-09-30
SaasMAX, Inc.
filed 2012-11-19
CIK 1515353

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,429,704 common shares issued and outstanding as of November 18, 2012.

SaaSMAX, Inc.

For the quarter ended September 30, 2012

FORM 10-Q

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	3

	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), and the period from January 19, 2011 (inception) to September 30, 2012 (unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011and the period from January 19, 2011 (inception) to September 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	18

PART I

ITEM 1. FINANCIAL STATEMENTS

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$37,397	$33,158
Accounts receivable, net	812	-
Other current assets	1,497	2,555
Total current assets	39,706	35,713

Property, plant & equipment, net of accumulated depreciation	37,914	20,195

Total assets	$77,620	$55,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,422	$8,526
Accounts payable - related parties	2,643	3,778
Convertible debt, net of debt discount	9,726	-
Total current liabilities	26,791	12,304

Total liabilities	26,791	12,304

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,429,704 and 4,100,512 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	4,430	4,100
Additional paid-in capital	550,449	224,525
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(501,050)	(182,021)
Total stockholders’ equity	50,829	43,604

Total liabilities and stockholders’ equity	$77,620	$55,908

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,		January 19, 2011 (inception) to September 30, 2012
	2012	2011	2012	2011

Revenues	$3,176	$-	$3,176	$-	$3,176

Cost of goods sold	1,114	-	1,114	-	1,114

Gross profit	2,062	-	2,062	-	2,062

Operating expenses
Salaries and professional fees	104,631	16,616	229,368	36,318	313,755
Research and development	14,202	19,919	23,979	63,511	90,933
General and administrative	26,213	15,514	57,207	23,442	87,887

Total operating expenses	145,046	52,049	310,554	123,271	492,575

Loss from operations	(142,984)	(52,049)	(308,492)	(123,271)	(490,513)

Other expense
Interest expense	10,537	-	10,537	-	10,537

Total other expense	10,537	-	10,537	-	10,537

Net loss	$(153,521)	$(52,049)	$(319,029)	$(123,271)	$(501,050)

Weighted average number of common shares outstanding - basic and fully diluted	4,429,703	4,000,500	4,338,276	3,898,595	4,123,840

Net loss per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)	$(0.12)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011	January 19, 2011 (inception) to September 30, 2012

Cash flows from operating activities
Net loss	$(319,029)	(123,271)	$(501,050)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	111,254	2,744	136,779
Depreciation	2,258	83	2,661
Amortization of debt discount	9,726	-	9,726
Changes in operating assets and liabilities
Accounts receivable	(812)	-	(812)
Other current assets	1,058	-	(1,497)
Accounts payable and accrued expenses	5,896	6,625	14,422
Accounts payable - related parties	(1,135)	-	2,643

Net cash used in operating activities	(190,783)	(113,819)	(337,127)

Cash flows from investing activities
Purchase of capitalized software	(19,977)	(1,400)	(40,575)

Net cash used in investing activities	(19,977)	(1,400)	(40,575)

Cash flows from financing activities
Proceeds from convertible debt	75,000	-	75,000
Proceeds from issuance of common stock	140,000	200,100	340,100

Net cash provided by financing activities	215,000	200,100	415,100

Net increase in cash	4,239	84,881	37,397

Cash, beginning of period	33,158	-	-

Cash, end of period	$37,397	$84,881	$37,397

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Beneficial conversion feature on convertible debt	$75,000	$-	$75,000
Issuance of common stock for founders' receivable	$-	$3,000	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

September 30, 2012

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

The Company’s mission is to become a channel program for SaaS, by facilitating, improving and increasing the Sales Value Chain for SaaS Applications (“SaaS Apps”). Our plan is to develop and launch the SaaSMAX Marketplace, which is intended to be a "B2B" or business to business solution to be implemented between SaaS Independent Software Vendors (“ISVs”) and SaaS Solution Providers, that enables SaaS App Vendors to market, promote and manage the sales and distribution of their SaaS App to participants in the Sales Value Chain and to business users around the world. The SaaSMAX Marketplace also provides easy-to-use tools for SaaS Resellers and Solution Providers to, among other things, thoroughly research each listed SaaS App, including online demos, technical specifications, ratings, support, pricing, and commission plans. The SaaSMAX Marketplace also provides a Solution Provider Directory which contains the business profiles of Solution Providers, which will enable businesses to network with Solution Providers, and will enable Solution Providers to generate new business leads.

Presently in Beta, the Company is entering into agreements with ISVs in which the ISV agrees to compensate SaaSMAX for every purchase transaction that is initiated through the SaaSMAX Online Marketplace or a private labeled version thereof. The Company is responsible for monitoring, aggregating and reporting total transaction volumes completed between its member Solution Providers and the ISVs, as well as the commissions earned by the Solution Providers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Going concern

No assurance can be given that a large market for the SaaSMAX product will develop, or that a critical mass of customers will be willing to pay for the SaaSMAX product. Since inception, proceeds of $340,100 were received from the sale of 1,329,691 shares of common stock, of which $140,000 was received from the sale of 329,191 shares of common stock during the nine months ended September 30, 2012. Our business plan estimates that we will need to raise additional capital to fund our operations during the remainder of 2012 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated minimal revenues since our inception, have incurred a net loss of $319,029 during the nine months ended September 30, 2012, have net cash used in operating activities of $190,783 for the nine months ended September 30, 2012 and have an accumulated deficit of $501,050 at September 30, 2012.  Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 4 –CONVERTIBLE PROMISSORY NOTES

On July 1, August 15, and September 26, 2012, the Company entered into three separate Convertible Promissory notes in the principal amounts of $25,000, $25,000 and $25,000, respectively (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”). The Convertible Notes bear interest at 8% per annum and are due in full one year following the date entered into. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert the principal amount of the Convertible Notes into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price. The Conversion Price will be reduced upon the issuance of additional shares of commons stock, options or convertible securities (the “Additional Shares of Common Stock”) with consideration per share less than the applicable Conversion Price in effect on the date of, and immediately prior to the Additional Shares of Common Stock.

The intrinsic value of the embedded beneficial conversion feature of the Convertible Notes was determined to be $75,000. The intrinsic value of $75,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is amortized over the term of the Convertible Notes and charged to interest expense.

NOTE 5 –STOCK INCENTIVE PLAN

As of September 30, 2012, we have granted options to purchase a total of 324,005 shares of common stock under the 2011 Stock Incentive Plan (the “Plan”). The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the time services were rendered.

The Company recognizes option expense ratably over the vesting periods. For the three and nine months ended September 30, 2012, the Company recorded compensation expense related to options granted under the Plan of approximately $81,000 and $111,000, respectively.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

  Nine Months Ended

September 30, 2012

Expected dividend yield 0.00

Risk-free interest rate 0.69%

Expected volatility 100.00%

Expected life (in years) 3

Stock option activity under the Plan for the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2011	70,000	$0.20		$ 8,645
Options granted	254,005	$0.46		109,290
Options exercised	-	$ -		-
Options cancelled/forfeited/ expired	-	$ -		-
Outstanding at September 30, 2012	324,005	$0.40	2.36	$117,935

Exercisable at September 30, 2012	316,505	$0.40	2.44	$116,777

As of September 30, 2012, there was $1,158 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2012, the Company granted 73,900 options (valued at $41,983) to various consultants with exercise prices of $0.92 per option. Included with the options granted are 15,000 options (valued at $8,522) that were issued to Stanley Moskowitz, the father of the Company’s CEO, for legal services. All options granted vested immediately.

On October 26, 2012, the Company entered into a fourth convertible promissory note for $25,000 with the Holder of the Convertible Notes under the same terms as described in Note 4.

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

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenues and Cost of Goods Sold

During the three months ended September 30, 2012 SaaSMAX began recognizing minimal revenues and corresponding cost of goods sold resulting from marketing services provided to App Vendors as well as management fees earned from App Vendors through SaaSMAX Solution Providers. We are still a development stage company and do not expect to begin generating substantial revenues until 2013.

Salaries and Professional Fees

Salaries and professional fees for the three months and nine months ended September 30, 2012 increased approximately 530% and 532%, respectively when compared to the previous periods in 2011. The increases are primarily attributable to the marketing of the SaaSMAX Marketplace as well as business development services. As the development of the SaaSMAX Marketplace was substantially completed in October 2011, the Company has begun focusing its attention on the marketing and promotion of the product. Such costs totaled approximately $78,000 and $150,000 during the three and nine months ended September 30, 2012, respectively. Additionally, during February 2012, the Company’s Chief Executive Officer, Dina Moskowitz, began receiving a salary for her services thus increasing the amounts expensed for salaries and professional fees when comparing the 2012 period to 2011.

Salaries and professional fees for the period from January 19, 2011 (inception) through September 30, 2012 totaled approximately $314,000 and consisted primarily of marketing, business development costs and management salaries discussed above, as well as, legal and accounting fees incurred as a result of the Registration Statement on Form S-1 initially filed with the SEC during May 2011. The registration statement was declared effective on October 14, 2011 and accordingly, costs incurred for legal and accounting fees are expected to decrease, however, as a result of the filing requirements necessary as a public company, such costs are expected to continue being a significant part of our operating expenses.

Research and Development

  Research and development costs have decreased 29% and 62% during the three and nine months ended September 30, 2012 in comparison to the 2011 periods. Such costs in 2011 related to the development of the SaaSMAX Marketplace. Once technological feasibility of the product was established in October 2011, we began capitalizing the majority of the costs related to the continued development of the product that are expected to be recovered against future revenues. Costs incurred in 2012 relate to research and development of improved functions within the SaaSMAX Marketplace. The Company expects to continue to incur expenses related to research and product development as it improves and expands the SaaSMAX Marketplace.

Research and Development costs for the period from January 19, 2011 (inception) through September 30, 2012 totaled approximately $91,000 and related primarily to the development of the SaaSMAX Marketplace.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2012 increased 69% and 144%, respectively when compared to the previous periods in 2011. The increases primarily result from costs incurred to become DTC eligible during 2012, as well as, increases in depreciation and travel and entertainment.

General and administrative expenses for the period from January 19, 2011 (inception) through September 30, 2012 totaled approximately $88,000. Such costs relate primarily to corporate costs associated with the Registration Statement on Form S-1 initially filed with the SEC during May 2011 as well as costs incurred to become DTC eligible during 2012 totaling approximately $22,000. Also included are costs related to travel, trade show, automotive, internet services and general office expenses.

Other Expense

Other expense for the three and nine months ended September 30, 2012 and the period from January 19, 2011 (inception) through September 30, 2012 totaled $10,537, respectively and related to primarily to the amortization of the debt discount on our convertible promissory notes.

Net Loss

During the three and nine months ended September 30, 2012 and the period from January 19, 2011 (inception) through September 30, 2012 the Company incurred a net loss of $153,521, $319,029 and $501,050, respectively, due to the operating expenses described above.

Capital Resources and Liquidity

As of September 30, 2012, we had $37,397 of cash and working capital deficit of approximately $13,000 compared to $33,158 of cash and working capital of approximately $23,000 as of December 31, 2011.

Net cash used in operating activities during the nine months ended September 30, 2012 and 2011 and the period from January 19, 2011 (inception) through September 30, 2012 totaled approximately $191,000, $114,000 and $337,000, respectively and is primarily attributable to the payment of development, legal, accounting, advertising, management salaries and corporate fees which are offset by stock based compensation expense.

Net cash used in investing activities during the nine months ended September 30, 2012 and 2011 and the period from January 19, 2011 (inception) through September 30, 2012 totaled approximately $20,000, $1,400 and $41,000, respectively and resulted from the purchase of capitalized software and the capitalization of the SaaSMAX marketplace upon reaching technological feasibility.

Net cash provided by financing activities during the nine months ended September 30, 2012 and 2011 and the period from January 19, 2011 (inception) through September 30, 2012 totaled $215,000, $200,100 and $415,100, respectively and resulted primarily from the Company's sale of common stock. Additionally, $75,000 was received throughout the third quarter of 2012 in the form of convertible promissory notes.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. On July 1, August 15, September 26, and October 26, 2012 we entered into four separate Convertible Promissory Notes for $25,000 each (total of $100,000 (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”). The Convertible Notes bear interest at 8% per annum and are due and payable on the one year anniversary date of each Convertible Note. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert the principal amount of the Convertible Note into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price. The Conversion Price will be reduced upon the issuance of additional shares of commons stock, options or convertible securities (the “Additional Shares of Common Stock”) with consideration per share less than the applicable Conversion Price in effect on the date of, and immediately prior to the Additional Shares of Common Stock.

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

We will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations during 2012 and there can be no assurance that we will be able to raise any or all of the capital. We began generating a nominal amount of revenue during the third quarter of 2012. However, there can be no assurance that we will be able to generate revenue sufficient to sustain or grow the operations. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2012, the Company has entered into securities purchase agreements with four independent accredited investors for the sale of a total of 329,192 shares of common stock, resulting in total proceeds of $140,000. Proceeds of the sales are being used for the continued development of the SaaSMAX Marketplace. The foregoing shares were sold in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SAASMAX, INC.
Date: November 18, 2012 By:	/s/ DINA M. MOSKOWITZ Dina M. Moskowitz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

