Form 10-Q/A
period 2012-09-30
SaasMAX, Inc.
filed 2013-02-04
CIK 1515353

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

EXPLANATORY NOTE

On November 19, 2012, Registrant filed a Form 10Q for the nine months ended September 30, 2012 (the “9/30/12 10Q Report”). The 9/30/12 10Q Report was not “Reviewed” by our accountant and such information should have been disclosed on the Financials Statements filed as part of the 9/30/12 10Q Report. Subsequently, the 9/30/12 10Q Report has been reviewed by Registrant’s new public accounting firm and no changes or amendments were made to the 9/30/12 10Q Report as a result of the Review.

SaaSMAX, Inc.

For the quarter ended September 30, 2012

FORM 10-Q/A

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

SAASMAX, INC.
Date: February 4, 2013 By:	/s/ DINA MOSKOWITZ Dina Moskowitz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

