Form 10-K
period 2012-12-31
SaasMAX, Inc.
filed 2013-03-26
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54504

SaaSMAX, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4636847
(State of incorporation)	(I.R.S. Employer Identification No.)

7770 Regents Road, Suite 113-129, San Diego, CA 92122	858-518-0447
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $1,016,996 based on the price per share of the common stock sold in a private placement during the three months ended June 30, 2012.

The outstanding number of shares of common stock as of March 25, 2013 was 4,429,704.

Documents incorporated by reference: None

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

The Company intends to become a sales distribution channel program for SaaS, by offering a Marketplace for SaaS Apps and by facilitating, improving and increasing the Sales Value Chain for SaaS ISVs.  The "Sales Value Chain" refers to the value-adding activities and the participants that are involved in selling a software product to an end-user.   For example, a software application is typically developed and sold by an ISV. That ISV may offer to sell licenses for its software application directly to an end user, or it may contract with a wholesaler, distributor or retailer (collectively referred to herein as "Reseller") which then markets and resells that software application to end users.  Moreover, when software applications require customization or user training before they are employed by the end user, ISV's will seek to partner with  independent VARs, service providers, solution providers, systems integrators or other types of consultants (collectively referred to herein as "Solution Providers") who will provide those services to the end users.

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

In late 2011 the SaaSMAX Marketplace entered into its beta test-phase ("SaaSMAX Beta,").   During the Beta phase, our primary focus has been and will continue to be to recruit several dozen SaaS Apps Vendors and several dozen Solution Providers to use our service.  During SaaSMAX Beta we have and will continue to: i) study the use of our service; ii) adjust the business pricing model ; iii) add features and functionality ; iv) plan and prepare marketing campaigns; v) adjust our standard service agreement to meet the expressed needs and wants of participating SaaS App Vendors and Solution Providers.

The Company has entered into several dozen agreements with ISVs in which the ISV agrees to compensate SaaSMAX for every purchase transaction that is initiated through the SaaSMAX Marketplace. The Company is responsible for monitoring, aggregating and reporting total transaction volumes completed between its member Solution Provides and the ISVs, as well as the commissions earned by the Solution Providers. The Company has also entered into more than one hundred agreements with Solution Providers, who currently are not required to pay fees to SaaSMAX.

Once management is satisfied with the results of SaaSMAX Beta, we will commercially launch SaaSMAX.  We intend to continually develop new features and functionality for the SaaSMAX Marketplace into the foreseeable future, and have identified several additional potential product opportunities that stem from what we have learned to date.

We are a development stage business and have had limited revenues since our formation. There can be no assurance that even if revenues are generated by the SaaSMAX Marketplace,, that those revenues will be sufficient to enable the Company to maintain its operations. The Company will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. There are no assurances that the Company will be successful with any subsequent financings

The Auditor's Report included in our audited financial statements at December 31, 2012 included language raising doubt about our ability to continue as a going concern. Since inception we have had limited revenues. Our business plan estimates that we will need to raise additional capital to fund our operations during the remainder of 2013 and there can be no assurance that we will be able to raise any or all of the capital required. During the year ended December 31, 2012 we have incurred a net loss of $478,174, have net cash used in operating activities of $249,347 and have an accumulated deficit of $660,195 at December 31, 2012.  Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Customers

The SaaSMAX Marketplace will be utilized primarily by two different types of customers. App Vendors, who make business-related SaaS Apps, and Solution Providers, who are IT Consultants, VARs MSPs and other Trusted Advisors who will resell business-related SaaS Apps through the SaaSMAX Marketplace. In addition, the SaaSMAX Marketplace will be available to other business organizations ("Business Users"), who will be provided limited access to the proposed features and functionality of SaaSMAX. There can be no assurance that these types of customers will in fact utilize the SaaSMAX Marketplace.

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

Solution Providers may join free of charge and are required to: a) display their Company Profile in the SaaSMAX Solution Provider Directory; b) utilize our channel management tools, and; c) take advantage of marketing and advertising tools. Premium marketing programs are planned to also be available "a la carte" to members of any pricing plan.

Business Users may join free of charge and may be able to a) find, view and purchase the Apps in the SaaSMAX Marketplace, and; b) view and contact Solution Providers in the SaaSMAX Solution Provider Directory.

Searching and Viewing the SaaSMAX Marketplace

End users will have access to search and view the planned SaaSMAX Marketplace depending on what type of user they may be. Solution Providers are enabled to view a comprehensive profile of every SaaS App that is registered in the SaaSMAX Marketplace and have access to more information and assessment tools than the other user types.

SaaSMAX Solution Provider Directory

"Lead Generation" will be one of the expected major benefits of being a SaaSMAX Solution Provider. Also, Business Users who may be seeking a trusted Solution Provider to help implement, integrate or provide training for a SaaS App, will be able to inquire through SaaSMAX and identify potential candidates.

SaaSMAX Channel Management Tools

SaaSMAX Channel Management Tools are our own proprietary software-as-a-service that enables App Vendors to track and manage their reseller channel of SaaSMAX Solution Providers, and enables Solution Providers to track and manage their various SaaS App transactions. Using our Tools App, Vendors will be able to administer and manage reseller incentive programs, address commission provisioning, and have real time access to performance analytics and reports.

SaaSMAX Premium Marketing Services

The Company intends to sell App Vendors and Solution Providers "premium" advertising and marketing campaign opportunities to increase their brand and product exposure within the SaaSMAX Marketplace. Such campaigns will include advertising on the public pages of the SaaSMAX.com website; offering webinars; publishing real-time announcements; sponsorships of email newsletters; custom email campaigns, and more.

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

Our current and future marketing activities may include all or some of the below activities:

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

Our customers can and will access our services through an easy-to-use web-based interface. Our web-based SaaS delivery method provides us with control over our SaaSMAX Marketplace content and permits us to make modifications at a single central location. We further expect to add additional functionality to our services and to be able to deliver additional products to our customers.

We intend to optimize the SaaSMAX Platform to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, functional depth and the usability of our service will drive our technology decisions and product direction. The SaaSMAX Platform will continually be optimized for use on desktop computers, workstations, laptop computers, tablet devices and other handheld devices. Certain parts of the SaaSMAX Platform will also be available on mobile devices.

Infrastructure

Our technology infrastructure is presently hosted externally by cloud service providers and redundantly stored in multiple data center locations. We expect that our customers will depend on the availability and reliability of our services and we have therefore selected an external hosting cloud service provider that is highly reliable and employs system redundancy in order to minimize potential system downtime.

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

INTELLECTUAL PROPERTY

SaaSMAX® and WiseSaaS® are registered U.S. Trademarks.

On November 21, 2011 we applied for patent No. 61562325 - "Transaction and Auditing Systems Architecture" with the United States Patent Office. In late October 2012, we abandoned this application process as the technology is not applicable to our current technological development efforts.

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

EMPLOYEES

As of March 25, 2013, the Company does not have any employees besides the Chief Executive Officer, Dina Moskowitz. Any administrative, marketing, technical, IT and/or software development work that is not handled by the CEO is outsourced to qualified professionals as deemed necessary.

PROPERTY

Our principal executive offices are temporarily located at the residence of Dina Moskowitz, our sole Director and Chief Executive Officer, for which we pay no rent.

ITEM 1A: RISK FACTORS

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

There is substantial doubt as to whether our Company can continue as a going concern as of December 31, 2012.

We have generated limited revenues since our inception. For the year ended December 31, 2012 we have incurred a net loss of $478,174, have net cash used in operations of $249,347 and have an accumulated deficit of $660,195 at December 31, 2012. Accordingly, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether. Our business plans estimate that we will need to raise additional capital to fund our operations and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

While the SaaSMAX Marketplace is already in operation, there can be no assurance that we will be able to allocate sufficient funds to complete the development of additional features and functionality of our services.

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

We began our operations informally in January 2011 and your evaluation of our business and prospects will be based on our limited history. Consequently, our short history and results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

Defects or disruptions in the delivery of our service could diminish demand, decrease market acceptance or decrease customer satisfaction of our service and subject us to substantial liability.

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

In the enterprise, internet and mobile software industries, the market leaders typically adopt an open platform strategy that makes their software the center of their own "ecosystems." Many of these providers of major software ecosystems nurture relationships with Third Party ISVs and create Authorized Reseller Programs for Solution Providers. We may be perceived as a direct competitor or future direct competitor in situations where the ecosystem is already facilitating or plans to facilitate commission-based reseller programs and tools for their authorized resellers to do business directly with Third Party ISV's. There can be no assurance that the Company will be able to form relationships with the providers of major software ecosystems. As well, providers of major software ecosystems may already be exclusively collaborating with other, larger and more established distributors and online marketplaces.

If the demand for Internet-based Software-as-a-Service applications in the small and medium-sized business space ("SMB") and in the small and medium-sized enterprise space does not continue to grow, our business will be adversely affected.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer and Chief Financial Officer, Dina Moskowitz. We do not have an employment agreement with our Ms. Moskowitz and, therefore, she could terminate her employment with us at any time. We do not maintain key person life insurance policies on Ms. Moskowitz and the loss of her services could seriously harm our business.

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

The Company's outsourced software developers and other consultants participate in non-related projects, employment and/or consulting arrangements. Should our outsourced software developers or other consultants be unable to execute their portion of the development effort or their responsibilities, the activities of SaaSMAX or any of its future planned software functionality could be delayed until a replacement(s) is found.

Investors may lose their entire investment if we fail to reach profitability.

We commenced business in January 2011. We have no demonstrable operations record from which you can evaluate the business and its prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred losses and will continue to do so in the foreseeable future. Investors should therefore be aware that they may lose their entire investment in the securities.

In order to execute our business plan, we may need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We will need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

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

Even though our common shares are currently listed on the Over the Counter Bulletin Board in the United States under the symbol "SAAX" since June 22, 2012, there has been very little sales or purchases of our common shares reported. Failure to develop or maintain a liquid trading market could negatively affect our common share's value and make it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

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

Not applicable.

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

ITEM	4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM	5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock qualified for quotation on the OTCBB on August 24, 2012, under the symbol “SAAX”. No trades of our common stock occurred through the facilities of the OTCBB until September 20, 2012. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB or OTCQB, as applicable, beginning on September 20, 2012. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	High	Low
Third Quarter (August 24, 2012 through September 30, 2012	$2.00	$1.50
Fourth Quarter (Through December 31, 2012)	$1.50	$1.00

March 22, 2013*	$1.00	$1.00

  * Represents quoted prices but not actual trades.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

During the year ended December 31, 2012, the Company entered into securities purchase agreements with four independent accredited investors for the sale of a total of 329,192 shares of common stock, resulting in total proceeds of $140,000. Proceeds of the sales are being used for the continued development and marketing of the SaaSMAX Marketplace. The foregoing shares were sold in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The following table provides information with respect to outstanding options as of December 31, 2012 pursuant to compensation plans under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2012
Equity compensation plans approved by security holders	441,805	$0.54	558,195
Equity compensation plans not approved by security holders	--	--	--
Total	441,805	$0.54	558,195

ITEM	6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the related notes that appear elsewhere in this Annual Report.

Overview

Business. SaaSMAX, Inc. is developing an online marketplace that electronically facilitates the reselling and purchasing of SaaS Apps through value-added resellers, solution providers, trusted advisors and other reseller channels.  The SaaSMAX App Marketplace aims to provide these Solution Providers and SaaS software vendors with the tools and relationships to increase their revenues in this rapidly growing SaaS industry.

Financial. We have generated limited revenues since our inception and have incurred substantial losses to date. Shortly after incorporation, we filed a Registration Statement on Form S-1with the SEC pursuant to which we registered 1,000,500 shares of our common stock that had been sold to thirty-one accredited investors at $0.20 per share through a private placement (total proceeds of $200,100). The Registration Statement was declared effective on October 14, 2011.

During the year ended December 31, 2012, the Company entered into securities purchase agreements with four independent accredited investors for the sale of a total of 329,192 shares of common stock, resulting in total proceeds of $140,000. Proceeds of the sales are being used for the continued development of the SaaSMAX Marketplace.

To further assist in funding our operations during 2012 we entered into five separate convertible promissory notes for $25,000 each (total of $125,000) with a shareholder of the Company. The Convertible Notes bear interest at 8% per annum and are due and payable on the one year anniversary date of each note. Subsequent to December 31, 2012, we entered into two additional $25,000 convertible promissory notes with the same shareholder.

Results of Operations

Year Ended December 31, 2012 (“2012”) compared to the period from January 19, 2011 (inception) to December 31, 2011 (“2011”)

		2012	Increase (decrease) from 2011 to 2012		2011	January 19, 2011 (inception) to December 31, 2012
	$			$
Revenues		4,538	100%		-	$4,538
Costs of services		1,790	100%		-	1,790
Net profit		2,748	100%		-	2,748

Salaries and professional fees		300,880	271%		81,087	381,967
Technology and product development		65,028	(8%)		70,721	135,748
General and administrative		77,477	156%		30,213	107,690
Operating expenses		443,385	144%		182,021	625,406

Loss from operations		(440,637)	(142%)		(182,021)	(622,658)
Interest expense		37,537	(100%)		-	37,537
Net loss		$(478,174)	(163%)		$(182,021)	(660,195)

Revenues

SaaSMAX revenues recognized during 2012 consist primarily of fees earned from one SaaS App Vendor who sells and promotes its SaaS App through the SaaSMAX Marketplace. The fees earned by SaaSMAX are derived as a percentage of the revenues earned by the SaaS App Vendor. We are still a development stage company and do not expect to begin generating significant revenues until we move out of SaaSMAX Beta and commercially launch the SaaSMAX Marketplace.

Cost of Services

Costs of services recognized during 2012 consist primarily of commissions paid to the Solution Providers related to the SaaS Apps sold through the SaaSMAX Marketplace.

Salaries and professional fees

Salaries and professional fees for 2012 increased 271% over 2011. The increase is primarily attributable to the marketing of the SaaSMAX Marketplace as well as business development services. The Company has focused a significant amount of its attention on the marketing and promotion of the product during 2012. Such costs totaled approximately $156,000 during 2012 compared to $61,000 during 2011.Additionally, during February 2012, the Company’s Chief Executive Officer, Dina Moskowitz, began receiving a salary for her services, earning $40,000 during 2012. The remainder of the expenses during both periods relates primarily to accounting and legal fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports.

Salaries and professional fees for the period from January 19, 2011 (inception) through December 31, 2012 totaled approximately $382,000 and consisted primarily of marketing, business development costs and management salaries discussed above, as well as, legal and accounting fees incurred as a result of the Registration Statement on Form S-1 initially filed with the SEC during May 2011, as well as fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports. The registration statement was declared effective on October 14, 2011, however, as a result of the filing requirements necessary as a public company, such costs are expected to continue being a significant part of our operating expenses.

Technology and Product Development

  Technology and product development costs have decreased 8% in 2012 in comparison to 2011. Such costs in 2011 related to the development of the SaaSMAX Marketplace. Once technological feasibility of the product was established in October 2011, we began capitalizing the majority of the costs related to the continued development of the product that are expected to be recovered against future revenues. Costs incurred in 2012 relate to research and development of improved functions within the SaaSMAX Marketplace. The Company expects to continue to incur expenses related to technology and product development as it improves and expands the SaaSMAX Marketplace.

Technology and Product Development costs for the period from January 19, 2011 (inception) through December 31, 2012 totaled approximately $136,000 and related primarily to the development and continued improvements of the SaaSMAX Marketplace.

General and Administrative Expenses

General and administrative expenses increased 156% in 2012, of which 25% of this increase was due to the impairment of capitalized software development costs. During 2012, management assessed the value of our SaaSMAX Marketplace and determined that as a result of additional improvements and technological updates deemed necessary to the SaaSMAX Marketplace that the asset had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $49,000 and recognized an impairment charge of $12,000. The remainder of the increase in 2012 consists of corporate administrative costs incurred to become DTC eligible, as well as, increases in depreciation, internet services and travel and entertainment.

General and administrative expenses for the period from January 19, 2011 (inception) through December 31, 2012 totaled approximately $108,000. Such costs relate primarily to corporate costs associated with the Registration Statement on Form S-1 initially filed with the SEC during May 2011 as well as costs incurred to become DTC eligible during 2012 totaling approximately $22,000, as well as, the $12,000 impairment charge to software development costs discussed above. Also included are costs related to travel, trade show, automotive, internet services, and depreciation and general office expenses.

Other Expense

Other expense for 2012 and the period from January 19, 2011 (inception) through December 31, 2012 totaled $37,537 and related to the interest expense and the amortization of the debt discount on our Convertible Promissory Notes.

Net Loss

During 2012, 2011 and the period from January 19, 2011 (inception) through December 31, 2012 the Company incurred a net loss of $478,174, $182,021 and $660,195, respectively, due to the items described above.

Capital Resources and Liquidity

As of December 31, 2012, we had approximately $16,000 of cash and a working capital deficit of approximately $33,000 compared to cash of approximately $33,000 and working capital of approximately $23,000 as of December 31, 2011.

Net cash used in operating activities during 2012, 2011 and the period from January 19, 2011 (inception) through December 31, 2012 totaled approximately $249,000, $146,000 and $396,000, respectively and is primarily attributable to the payment of development, legal, accounting, advertising and corporate fees which are offset by stock based compensation expense and the impairment charge to software development costs.

Net cash used in investing activities during 2012, 2011 and the period from January 19, 2011 (inception) through December 31, 2012 totaled approximately $32,000, $21,000 and $53,000, respectively and resulted from the purchase of capitalized software and the capitalization of the SaaSMAX marketplace upon reaching technological feasibility.

Net cash provided by financing activities during 2012, 2011 and the period from January 19, 2011 (inception) through December 31, 2012 totaled $265,000, $200,100 and $465,100, respectively and resulted primarily from the Company's sale of common stock. Additionally, $125,000 was received during 2012 in the form of convertible promissory notes.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. As of March 25, 2013 we have entered into seven separate Convertible Promissory Notes for $25,000 each (total of $175,000 (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”). The Convertible Notes bear interest at 8% per annum and are due and payable on the one year anniversary date of each Convertible Note. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert the principal amount of six of the Convertible Note into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The seventh Convertible Note dated February 23, 2013 has a Conversion Price of $0.20. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price.

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

The Company will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations during 2013 and there can be no assurance that we will be able to raise any or all of the capital. We began generating a nominal amount of revenue during the third quarter of 2012. However, there can be no assurance that we will be able to generate revenue sufficient to sustain or grow the operations. Please see the section entitled “Risk Factors” included herein.

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

Going concern

No assurance can be given that a large market for the SaaSMAX product will develop, or that a critical mass of customers will be willing to pay for the SaaSMAX product. Since inception, through March 25, 2013, proceeds of $340,100 have been received from the sale of 1,329,691 shares of common stock and $175,000 was received through the sale of Convertible Notes. Our business plan estimates that we will need to raise additional capital to fund our operations during 2013 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated limited revenues since our inception and have incurred a net loss of $478,174 and net cash used in operating activities of $249,347 during 2012. Accordingly, we will have to obtain additional funding from the sale of our securities, the continued sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Commencing upon the SaaSMAX Marketplace’s release in October 2012, we began amortizing the capitalized software development costs to operating expenses based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period of the capitalized software costs is two years from the initial release of the product. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.

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

Recently Issued Accounting Standards

 In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

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

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on page 33, and are incorporated herein and made a part hereof.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 2, 2012, the Board of Directors of the registrant dismissed Hamilton P.C. as its independent registered public accounting firm.  On the same date, the accounting firm of Kyle L. Tingle, CPA, LLC was engaged as the Registrant’s new independent registered public accounting firm.

The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Hamilton, P.C.

On November 2, 2012, the registrant engaged Kyle L. Tingle, CPA, LLC ("Tingle") of Las Vegas, Nevada as its independent accountant.  At the time of Tingle's engagement, Registrant was in the process of preparing its Quarterly 10Q Report for the nine months ended September 30, 2012 (the "9-30-12 10Q"). The Company provided Tingle with the documentation necessary for Tingle to review the 9-30-12 10Q.  On November 13, 2012, Tingle suggested by email that the Registrant file a Form 12b-25 Extension to file the 9-30-12 10Q, which the Registrant did.  Thus, the Registrant's last day to file the 9-30-12 10Q was extended to November 19, 2012 (the "Deadline").

Thereafter, on November 13, 2012, an email was received from Tingle asking that the Registrant execute a Management Representation Letter, which was sent to Tingle on November 16, 2012. Also on November 13, 2012, Tingle sent an email to Registrant's Accountant commenting upon the 10Q information previously sent to Tingle.

On November 14, and 16, 2012 the Registrant's Accountant, and CEO attempted to communicate with Tingle to get Tingle's comments on the 10Q documentation that had been sent to Tingle.  Tingle did not communicate with Registrant until mid-day on November 19, 2012, which did not give the Registrant enough time to respond to Tingle's comments and file by the Deadline.  Registrant then filed its 10Q for the nine months ended September 30, 2012 on November 19, 2012. The 9-30-12 10Q filed on November 19, 2012 was not Reviewed.

On December 2, 2012, Tingle sent an email to Registrant regarding the filing of the 9-30-12 10Q. Registrant's CEO and Accountant spoke with Tingle on December 3, 2012 about Tingle's December 2, 2012 email.  During that December 3, 2012 conversation, Tingle advised the Registrant that Tingle would take into advisement the substance of the information given to Tingle in the conversation. On December 5, 7, 10, and 11, 2012 information was sent to Tingle and attempts to communicate with Tingle were made by Registrant's Accountant.  Since December 3, 2012, and through January 24, 2013, Tingle did not respond to any attempts by Registrant's CEO, Accountant and Counsel to contact Tingle.

Registrant's Board of Directors dismissed Tingle as Auditor as of January 23, 2013 because of Tingle's non-responsiveness to Registrant's numerous requests to complete the conversations concerning Registrant's financial reporting, which conversations had commenced in early November 2012 and had been cut off by Tingle on December 3, 2012.

On January 28, 2013, Registrant filed an 8-K (the "Original 8-K")  indicating that Tingle had been dismissed as Accountant. A copy of the Original 8-K was sent to Tingle along with a request that Tingle provide a Letter pursuant to Item 304(a)(3) of Regulation S-K ("Item 304(a)(3)") (the "Former Accountant's Letter") on January 28,2013. Tingle did not respond to Registrant's request, notwithstanding several requests by Registrant's counsel,

On January 24, 2013, Registrant engaged Ronald R. Chadwick, P.C. (the "New Accountant") as its independent accountant. Registrant provided the New Accountant with all of the information previously provided to Tingle. The New Accountant reviewed the Financial Statements and agreed that the Financial Statement for the three and nine months ended 9/30/2012 were correct and no changes were required.

On February 4, 2013, a Form 8-K A ("8-KA-1”) was filed, indicating the information set forth in the above Paragraph. Also, on February 4, 2013, a copy of the 8-KA-1 was sent to Tingle along with a request that Tingle provide a Letter pursuant to Item 304(a)(3) of Regulation S-K.

On February 8, 2013, a period of 67 days since Tingle had last communicated with the Registrant, Tingle sent Registrant a Letter ("Tingle's Letter") pursuant to Item 304(a)(3) indicating the following (the Paragraphs have been numbered by the Company to allow reference thereto in the responses to Tingle's Letter):

1.	There are accounting disagreements on the financial statements filed with the Securities and Exchange Commission. The Company filed Form 10-Q on November 19, 2012 without the consent of this firm in violation of Regulation S-X Part 210.8-03. The review of the financial statements was not complete as there were open issues with respect to accounting for options and the timing of the expensing of options on the financial statements.
2.	In review of the prior accountant's workpapers, I did not find audit procedures with regard to the options. A volatility of 100% was used and labeled "conservative" and the risk free interest rate 0.69% was labeled "reasonable" in the workpapers, without documentation for those determinations. I had requested an analysis in compliance with ASC 718-10-30-20 and information on the timing of the issuances prior to the filing. In the analysis provided by the Company in December 2012, the volatility analysis indicated an 80% volatility and created a material change in the computation of option expense for the three and nine month periods ended September 30, 2012. The Company did not adjust the financial statements accordingly.
3.	I also had questions with regard to the payment of invoices and the issuance of options on the first day of the quarter. In the prior year workpapers, it appeared that there were no confirmations of any payables (only tracing to subsequent disbursements) and I needed comfort on the timing of services provided with the posting of the invoices. For example, one contract from January 2011 indicated options as part of compensation. Options were issued in January 2012 and expensed over the four quarters of 2012, not 2011. I received no subsequent information indicating the correct treatment and timing of expensing for the options. These adjustments were material to the financial statements as a whole.
4.	Due to the failure of the Company to file a Form 8-K for Item 4.02, Non-Reliance on Previously Issued Financial Statements, I felt that the concurring reviewer and I were precluded from signing off on the engagement completion document and unable to complete the engagement.

The Company disagrees with Tingle and responds to Tingle's Letter as follows:

Response to Paragraph 1

On February 4, 2013, the Company filed a Form 10Q-A indicating that the Original 10-Q filed on November 19, 2013 was not reviewed, and that subsequently, the financial statements contained in the original 10-Q were reviewed by the Company's new accountant and that "no changes or amendments were made to the 9/30/12 10Q Report as a result of the Review". See Response to Paragraph 2 below for a discussion of accounting for options and timing of expenses.

Response to Paragraph 2

On November 13, 2012, Tingle had sent an email to the Company inquiring as to the volatility of the market price of the common stock and the calculation of the option expense. In response to such email, the Company, also on November 13, 2012, sent to Tingle the Company's Volatility Calculation. The Company had used a 100% Volatility for the price of its shares in calculating the option expense to be recorded. The 100% Volatility was based upon the following:

The Company was a new public entity, having its S-1 Registration Statement being declared "Effective" by the SEC on October 14, 2011 (the "Effective Date"). A total of 5,000 shares have been traded in the public marketplace since the Effective Date. The Company concluded that it was not reasonable to use the published stock prices in determining their volatility. For all financial statements issued as of 9/30/12, the Company utilized a volatility of 100% in valuing our stock options which appeared conservative based on private sales of the Company’s stock. To determine the reasonableness of the 100%, the Company determined that the most reasonable calculation was to consider the Company's volatility as if it were a non-public company in accordance with Accounting Standards Codification as follows:

30-20 -A nonpublic entity may not be able to reasonably estimate the fair value of its equity share options and similar instruments because it is not practicable for it to estimate the expected volatility of its share price. In that situation, the entity shall account for its equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price (the calculated value). [FAS 123(R), paragraph 23]

In calculating the volatility, the Company performed the following analysis:

1.	Utilized the private market price per share for which stock was sold at from 1/19/11 - 7/1/12 to determine volatility. This resulted in a 94% volatility;
2.	Utilized the private market price for which stock was sold at from 1/19/11 through 9/30/12 adjusted for public sales beginning on 9/21/12. This resulted in a 108% volatility.
3.	Selected various Small Business Filers per the SEC Edgar website in the SIC 7374 - Services - Computer Processing & Data Preparation noting volatility. This resulted in an average volatility of 80%.

The Company believes that it has made a reasonable estimate of the volatility of its share prices and is satisfied that a 100% volatility is appropriate in the calculation of its option expenses as set forth in its financial statements. Further, the New Accountant is in agreement with the Company's calculations and reporting of the volatility expense.

Response to Paragraph 3

Tingle has stated "I also had questions with regard to the payment of invoices and the issuance of options on the first day of the quarter. In the prior year workpapers, it appeared that there were no confirmations of any payables (only tracing to subsequent disbursements) and I needed comfort on the timing of services provided with the posting of the invoices." On December 7, 2012, Registrant provided Tingle with the invoices he had inquired about on December 3, 2012. The Schedule provided to Tingle indicated that there was an under accrual of $225, an immaterial amount.

With regard to the options that were posted on the first day of the quarter commencing 10/1/2012, there were a total of 28,900 options that were issued for services performed during the quarter ended 9/30/2012. The invoice for services for which the 28,900 options were based, was not received until after the end of 9/30/2012. Such options were part of the 73,900 options set forth in Footnote 7 to the Financial Statements "Subsequent Events" that were issued as of October 1, 2012. With a volatility factor of 100%, the 28,900 options are valued at $16,419. These expenses were not ignored as they were set forth in Footnote 7. Had these expenses been recorded in the three and nine month period ended September 30, 2012, they would have increased the Company's net loss for the nine months ended September 30, 2012 from $153,521 to $169,940, and the nine months ended September 30, 2012 from $319,029 to $335,448.  Had the Company used a volatility factor of 80%, as suggested by Tingle, the 28,900 options would have been valued at $13,736 and, they would have increased the Company's net loss for the three months ended September 30, 2012 from $153,521 to $167,257, and for the nine months ended September 30, 2012 from $319,029 to $332,765.  The Company chose to take the more conservative approach by using the Company's best estimate as provided in the Accounting Standards Codification Section above.

On December 5, 2012, Registrant sent to Tingle an analysis of the volatility and attempted to contact Tingle to discuss the analysis. Tingle did not respond to any attempts to communicate with Tingle and as a result, after many phone messages were left and many emails were sent, Tingle was dismissed as Registrant's accountant.

Registrant does not know what “January 2011” contract Tingle is referring to. The Company did not begin operations until January 19, 2011 and the SaaSMAX Stock Option Plan was not formed until July 2011.

Response to Paragraph 4

No demand was made by Tingle for the Registrant to file a form 8-K for Item 4.02, Non-Reliance on Previously issued Financial Statements. On December 2, 2012, Tingle sent an email to Registrant stating: "The goal is not to have a Form 8-K under section 4.02 that would inform readers that the financial statements in the Form 10-Q cannot be relied upon due to lack of auditor review and outstanding accounting issues.  The preference is to always get the appropriate information to back up the financial information.  If an amendment is necessary, so be it, but the goal needs to have a correct, valid filing." Registrant was fully cooperating with Tingle on December 2, 2012 to give Tingle the "appropriate information". Thereafter Tingle chose to be non-communicative and not respond to Registrant until February 8, 2013.

On February 13, 2013, in response to Form 8-K filed by us on February 12, 2013, Tingle stated in a letter, as follows:

"At this time, there are accounting disagreements on the financial statements filed with the Securities and Commission on November 19, 2012. The Company Fi1ed Form 8-K/A-2 in rebuttal to our original Exhibit 16.1 response dated February 8, 2013.

We agree with the timeline of documentation included therein on communications between our firm and the Company and the differences of opinion between the two entities. As we had not opined or consented on any year end or interim filings of the registrant, we have no disagreements on the statements consented to by other registered accounting firms."

We believe that our financial statements do not require any adjustments.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers, their principal occupations, and the year in which each of our directors and executive officers initially joined the board of directors are set forth below.

Name	Age	Position	Date First Appointed
Dina Moskowitz	46	CEO, CFO, Chairman, President & Secretary	January 19, 2011

Dina Moskowitz. Ms. Moskowitz has been our Chief Executive Officer and Chief Financial Officer from our inception.  Currently and in the foreseeable future she will devote approximately 100% of her time to the affairs of the Company. From May of 2010 to September 2012, she was also CEO of Critical Digital Data Solutions, Inc., ("CDDS"), a company that offers cloud-based online data storage to individuals and businesses. In addition, Ms. Moskowitz was also Founder and Principal of Corporate Business Plan Associates ("CBPA"), a single proprietorship, through which she has provided business plan and strategic consulting services to early stage companies, primarily in the technology space, for more than 15 years. From 1998 to 2007 she devoted approximately 50% of her time to CBPA.  From 2004 to 2008, she served as a part time V.P. of Marketing and consultant for Spoken Translation, Inc., (a speech-to-speech translation software app vendor), and has provided consulting services to other software companies.  Ms. Moskowitz is also a licensed real estate salesperson in the State of California. She is a graduate of the Wharton School of Business, University of Pennsylvania, where she earned a B.S. of Economics degree in Finance.

ITEM 11. EXECUTIVE COMPENSATION

Ms. Moskowitz received compensation of $40,000 during 2012 and no compensation during 2011 from the Company. There are no current employment agreements between the Company and its executive officer or understandings regarding future compensation.

Ms. Moskowitz has agreed to work with limited remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries. Ms. Moskowitz will have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay employee directors a separate fee for their services.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dina Moskowitz, Chairman of the Board & CEO	January 19, 2011(inception) through December 31, 2011	$0	$0	$0	$0	$0	$0	$0	$0
Dina Moskowitz, Chairman of the Board & CEO	January 1, 2012 Through December 31, 2012	$40,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 40,000

Total All Executive Officers	January 19, 2011 (inception) Through December 31, 2012	$40,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 40,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 25, 2013, with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 25, 2013, there were 4,429,704 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock(4)
Dina M. Moskowitz, 3270 Caminito Eastbluff, Unit 95, La Jolla, CA 92037	2,599,988	47.8%
Tony Osibov, 204 N. El Camino Real, Suite #E-428, Encinitas, CA 92024	300,000	5.5%
F.U., LLC, 4324 Hawk Street, San Diego, CA 92103(2)	714,286	13.1%
Jeffrey Fink, 4325 Hawk Street, San Diego, CA 92103(3)	563,571	10.4%

Officers and Directors as a group (1 person)	2,599,988	47.8%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Prospectus are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 31, 2012, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of the date of this Prospectus.
(2)	Jeffrey Fink has full investment authority for these shares.
(3)	The 563,571 is comprised of 5,000 shares owned individually by Mr. Fink, 5,000 shares owned individually by Shana Saichek, Mr. Fink’s spouse, and seven convertible notes totalling $175,000 issued to the Jeffrey E. Fink & Shana P. Fink Family Trust which are convertible in total to 553,571 shares.
(4)	Calculations are based upon total shares issued and outstanding of 5,436,819, comprised of 4,429,704 shares issued, plus 553,571 shares that would be issued upon the conversion of all seven outstanding Convertible Notes, plus all 21,739 shares that would be issued upon the exercise of all warrants that are exercisable within 60 days, plus 431,805 shares that would be issued upon the exercise of all stock options that are exercisable within 60 days

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

During the period from January 1, 2011 (Inception) through March 25, 2013 we have not awarded options to our executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

During the period from January 1, 2011 (Inception) through March 25, 2013 there were no options exercised by our executive officers.

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

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Related Party Transactions

During 2012 and 2011, the Company granted 90,000 and 20,000 stock options, respectively from the 2011 Stock Incentive Plan to Stanley Moskowitz for legal advisory services. Mr. Moskowitz is the father of the Company’s CEO, Dina Moskowitz. The exercise price of the options ranges from $0.20 to $0.92 per share and were valued at approximately, $34,000 and $2,500, respectively. As of March 25, 2013, no options have been exercised.

Mr. Tony Osibov, a beneficial owner of 6.2% of the Company’s common stock, served as the Company’s technical consultant during 2011.

ITEM	14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company had appointed Hamilton, PC as our independent registered public accounting firm for 2012 and 2011. On November 2, 2012, the Company dismissed Hamilton P.C. and on the same date, engaged the accounting firm of Kyle L. Tingle, CPA, LLC. Subsequently, on January 23, 2013, the Company dismissed Kyle L. Tingle, CPA, LLC engaged Ronald R. Chadwick, P.C. as its independent registered accountant. See Item 9. Changes In and Disagreements with Accountants on Financial and Accounting Disclosures.

The following table shows the fees that were paid or accrued by us for audit and other services during 2012 and 2011.

	2012	2011
Audit Fees (1)	$5,592	$5,500
Audit-Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total	$5,592	$5,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Our independent registered accountants do not provide us with tax compliance, tax advice or tax planning services.

All audit related services, tax services and other services rendered by our independent registered accountants were pre-approved by our Board of Directors.

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report. References to "the Company" in this Exhibit List mean SaaSMAX, Inc., a Nevada corporation.

Exhibit #	Description
3.1 (1)	Articles of Incorporation of SaaSMAX, Inc. as amended
3.2 (1)	Corporate Bylaws for SaaSMAX, Inc.
4.1(2)	SaaSMAX 2011 Stock Incentive Plan
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation
101.DEF(3)	XBRL Taxonomy Extension Definition
101.LAB(3)	XBRL Taxonomy Extension Label
101.PRE(3)	XBRL Taxonomy Extension Presentation

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed May 23, 2011

(2) Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 29, 2012.

(3) In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SaaSMAX, Inc. (Registrant)

Date: March 25, 2013	By:	/s/ Dina Moskowitz
Dina Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dina Moskowitz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2013

/s/ Dina Moskowitz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2013

SaaSMAX, Inc.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm
Report of Ronald R. Chadwick, PC, Independent Registered Public Accounting Firm	34
Report of Hamilton PC, Independent Registered Public Accounting Firm	35
Balance Sheets as of December 31, 2012 and 2011	36
Statements of Operations for the Year Ended December 31, 2012, the Period from January 11, 2011 (inception) to December 31, 2011 and the Period from January 11, 2011 (inception) to December 31, 2012	37
Statements of Cash Flows for the Year Ended December 31, 2012, the Period from January 11, 2011 (inception) to December 31, 2011 and the Period from January 11, 2011 (inception) to December 31, 2012	38
Statements of Stockholders’ Equity for the Period from January 11, 2011 (inception) to December 31, 2012	39
Notes to the Financial Statements	40

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Saasmax, Inc.

San Diego, California

I have audited the accompanying balance sheet of Saasmax, Inc. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from January 19, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the period from January 19, 2011 (inception) through December 31, 2011 were audited by other auditors whose report, dated March 16, 2012, included an explanatory paragraph describing going concern issues as discussed in Note 1 to the financial statements. The financial statements for the period from January 19, 2011 (inception) through December 31, 2011 reflect a net loss applicable to common stockholders of $182,012 of the related total. The other auditors' report has been furnished to me, and my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Saasmax, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from January 19, 2011 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ronald R. Chadwick, P.C.

RONALD R. CHADWICK, P.C.

Aurora, Colorado

March 18, 2013

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

/s/ Hamilton, PC

Hamilton, PC

Denver, Colorado

March 16, 2012

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash	$16,375	$33,158
Accounts receivable, net	962	-
Other current assets	1,123	2,555
Total current assets	18,460	35,713

Property & equipment, net of accumulated depreciation	34,122	20,195

Total assets	$52,582	$55,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$17,020	$8,526
Accounts payable - related parties	-	3,778
Convertible debt, net of debt discount	34,727	-
Total current liabilities	51,747	12,304

Total liabilities	51,747	12,304

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,429,704 and 4,100,512 shares issued and outstanding as of December 31, 2012 and 2011, respectively	4,430	4,100
Additional paid-in capital	668,091	227,647
Deferred compensation expense - options	(8,491)	(3,122)
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(660,195)	(182,021)
Total stockholders’ equity	835	43,604

Total liabilities and stockholders’ equity	$52,582	$55,908

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	January 19, 2011 (inception) to December 31, 2011	January 19, 2011 (inception) to December 31, 2012

Revenues	$4,538	$-	$4,538

Costs of services	1,790	-	1,790

Gross profit	2,748	-	2,748

Operating expenses
Salaries and professional fees	300,880	81,087	381,967
Technology and product development	65,028	70,721	135,748
General and administrative	77,477	30,213	107,690

Total operating expenses	443,385	182,021	625,406

Loss from operations	(440,637)	(182,021)	(622,658)

Other expense
Interest expense	37,537	-	37,537

Total other expense	37,537	-	37,537

Net loss	$(478,174)	$(182,021)	$(660,195)

Weighted average number of common
shares outstanding - basic and fully diluted	4,361,258	3,947,925	4,164,039

Net loss per share - basic and fully diluted	$(0.11)	$(0.05)	$(0.16)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	January 19, 2011 (inception) to December 31, 2011	January 19, 2011 (inception) to December 31, 2012

Cash flows from operating activities
Net loss	$(478,174)	$(182,021)	$(660,195)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	170,405	25,525	195,930
Depreciation	6,495	403	6,898
Impairment of software development costs	12,014	-	12,014
Amortization of debt discount	34,727	-	34,727
Changes in operating assets and liabilities			-
Accounts receivable	(962)	-	(962)
Other current assets	1,432	(2,555)	(1,123)
Accounts payable and accrued expenses	8,494	8,526	17,020
Accounts payable - related parties	(3,778)	3,778	-

Net cash used in operating activities	(249,347)	(146,344)	(395,691)

Cash flows from investing activities
Purchase of capitalized software	(32,436)	(20,598)	(53,034)

Net cash used in investing activities	(32,436)	(20,598)	(53,034)

Cash flows from financing activities
Proceeds from convertible promissory notes	125,000	-	125,000
Proceeds from issuance of common stock	140,000	200,100	340,100

Net cash provided by financing activities	265,000	200,100	465,100

Net increase in cash	(16,783)	33,158	16,375

Cash, beginning of period	33,158	-	-

Cash, end of period	$16,375	$33,158	$16,375

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Beneficial conversion feature on convertible debt	$125,000	$-	$125,000
Issuance of common stock for founders' receivable	-	$3,000	$3,000

See accompanying notes to financial statements

SaasMAX, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
Period from January 19, 2011 (inception) to December 31, 2012

			Additional Paid-In Capital	Deferred Comp. Expense		Accumulated Deficit During Development Stage
	Common Stock				Founders' Receivable
	Shares	Amount					Total
Balance,
January 19, 2011	-	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of founders' shares - January 2011	3,000,000	3,000	-	-	(3,000)	-	-
Issuance of common stock for cash - February 2011	790,500	790	157,310	-	-	-	158,100
Issuance of common stock for cash - March 2011	210,000	210	41,790	-			42,000
Issuance of common stock for services - October 2011	100,012	100	19,902	-			20,002
Deferred compensation expense - options	-	-	3,122	(3,122)			-
Earned compensation expense - vested options	-	-	5,523	-	-	-	5,523
Net loss	-	-	-	-	-	(182,021)	(182,021)
Balance,
December 31, 2011	4,100,512	4,100	227,647	(3,122)	(3,000)	(182,021)	43,604
Issuance of common stock for cash - February 2012	214,286	215	74,785		-	-	75,000
Issuance of common stock for cash -April 2012	114,906	115	64,885		-	-	65,000
Debt discount related to beneficial conversion feature	-	-	125,000		-	-	125,000
Deferred compensation expense - options	-	-	-	3,122			3,122
Earned compensation expense - vested options	-	-	175,774	(8,491)	-	-	167,283
Net loss	-	-	-		-	(478,174)	(478,174)
Balance,
December 31, 2012	4,429,704	$ 4,430	$ 668,091	$ (8,491)	$ (3,000)	$ (660,195)	$ 835

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012

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

Revenue is expected to be recognized through multiple avenues including but not limited to:

1)	Earning fees from SaaS App Vendors who list their respective SaaS Apps on the SaaSMAX Marketplace.

2)	Earning fees from Solution Providers who want to resell SaaS Apps and also list their profile in the SaaSMAX Solution Provider Directory.

3)	Advertising and marketing fees from SaaS App Vendors who want to conduct premium marketing and/or advertising campaigns within the SaaSMAX Marketplace.

4)	Commissions based on a percentage of the revenue earned by SaaS App Vendors who sell and promote their SaaS App through the SaaSMAX Marketplace.

5)	Advertising and marketing fees from companies who want to advertise within the SaaSMAX Marketplace or on the SaaSMAX website.

There can be no assurance that we will be successful in generating any revenue from the means stated above.

Going concern

No assurance can be given that a large market for the SaaSMAX product will develop, or that a critical mass of customers will be willing to pay for the SaaSMAX product. Since inception, through December 31, 2012, proceeds of $340,100 have been received from the sale of 1,329,691 shares of common stock and $125,000 was received through the sale of Convertible Notes. Our business plan estimates that we will need to raise additional capital to fund our operations during 2013 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated limited revenues since our inception and have incurred a net loss of $478,174 and net cash used in operating activities of $249,347 during the year ended December 31, 2012. Accordingly, we will have to obtain additional funding from the sale of our securities, the continued sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Related party transactions

Accounts payable – related parties include amounts owed to management, shareholders owning greater than 5% of the Company’s outstanding common shares and/or members of their immediate family for costs incurred in the ordinary course of business such as software development consulting fees and expense reimbursements. Additionally, the Company pays an auto allowance to its Chief Executive Officer of approximately $390 per month, resulting in approximately $4,400 of expense included in general and administrative expenses in the accompanying financial statements for the year ended December 31, 2012.

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

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. Cash, accounts receivable, other assets, and accounts payable approximate fair value because of the short maturity of these instruments. The Company currently has no other financial assets or liabilities that are measured at fair value.

The Company’s non-financial assets, which consist of property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

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

Commencing upon the SaaSMAX Marketplace’s release in October 2012, we began amortizing the capitalized software development costs to operating expenses based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period of the capitalized software costs is two years from the initial release of the product. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.

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

Product development costs

Product development costs are clearly identified and are expensed as incurred in accordance with ASC No. 730, "Research and Development".  Product development costs incurred during the years ended December 31, 2012 and 2011 totaled $65,028 and $70,721, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2012.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2012	2011
Purchased software	$3,900	3,900
SaaSMAX Marketplace	37,120	16,698
Less: accumulated depreciation	(6,898)	(403)

Total capitalize software, net	$34,122	20,195

During the year ended December 31, 2012, management assessed the value of the costs capitalized for our SaaSMAX Marketplace and determined that as a result of additional improvements and technological updates deemed necessary to the SaaSMAX Marketplace that the asset had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable fair value of $37,120 and recognized an impairment charge of $12,014.

Depreciation expense for the years ended December 31, 2012 and 2011 was $6,495 and $403, respectively.

NOTE 3 –CONVERTIBLE PROMISSORY NOTES

On July 1, August 15, September 26, October 26, and December 6, 2012 the Company entered into five separate Convertible Promissory notes in the principal amounts of $25,000, $25,000, $25,000, $25,000 and $25,000, respectively (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”). The Convertible Notes bear interest at 8% per annum and are due in full one year following the date entered into. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert the principal amount of the Convertible Notes into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price.

The intrinsic value of the embedded beneficial conversion feature of the Convertible Notes was determined to be $125,000. The intrinsic value of $125,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is amortized over the term of the Convertible Notes and charged to interest expense. As of December 31, 2012, the discount on the Convertible Note totaled $90,273, and for the year ended December 31, 2012, interest expense related to such amortization totaled $34,727.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to a Private Placement Memorandum (the “Private Offering”) dated April 5, 2012, the Company offered for sale 818,816 units (“Units”) at a purchase price of $1.84 per Unit. Each Unit consists of: i) two shares of common stock, and ii) one redeemable warrant (the “Warrant[s]”) entitling the holder to purchase one share of common stock (the “Warrant Shares”), at an exercise price of $1.84, for a period of 24 months. The terms of the Warrants provide that the Company may redeem some or all of the Warrants at any time provided: (a) the Company files a registration statement with the SEC to register the Warrant Shares; (b) the registration statement is declared “effective’ by the SEC; and (c) the Company gives Notice of Redemption to the Warrant holders 30 days prior to the date of the Redemption Date, which the Company may do at any time after the average closing bid price for the shares of common stock on the principal market on which the shares of common stock may be traded, for any 20 consecutive trading days, has equaled or exceeded $2.76 per share. The Private Offering was terminated on May 10, 2012. The Company had sold 21,739 Units, consisting of 43,478 shares of common stock and 21,739 warrants, resulting in proceeds of $40,000.

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

On October 17, 2011, the Company entered into an agreement with a consultant to provide certain technical and business consulting services to assist in launching the SaaSMAX Marketplace, grow the membership base and generate revenue. As compensation for the services, the consultant was granted 100,012 shares of common stock valued at $0.20 per share, or $20,002.

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

NOTE 5 –STOCK INCENTIVE PLAN

On July 5, 2011 (the “Effective Date”), the Company adopted the 2011 Stock Incentive Plan, (the “Plan”), pursuant to which we are authorized to grant shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants. The Company is authorized to grant options to purchase up to 1,000,000 shares of common stock under the Plan which as of December 31, 2012, options to purchase 558,195 shares of common stock remained available for future grant. The Company intends that any grant, award or other acquisition of the Company’s securities pursuant to the Plan to any officer and/or director of the Company shall be exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended. No participant may be granted ISOs under the Plan that would result in ISOs to purchase shares of Common Stock with an aggregate fair market value (measured on the Date of Grant) of more than $100,000 first becoming exercisable by such Participant in any one calendar year. The Plan shall be administered by a committee of the Board of Directors (the “Committee”). The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants.

As of December 31, 2012, we have granted options to purchase a total of 441,805 shares of common stock under the Plan. The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant. As permitted by the Plan, the Committee determined fair market value of the common stock at the date of grant based on a number of factors including the $0.92 per common share price that securities were sold to third party investors during 2012 and the $0.20 per common share price that securities were sold to third party investors previously during 2011.

The Company recognizes option expense ratably over the vesting periods. For the years ended December 31, 2012 and 2011, the Company recorded compensation expense related to options granted under the Plan of approximately $170,000 and $6,000, respectively.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions:

	2012	2011

Expected dividend yield	0	0
Risk-free interest rate	0.36%-0.40%	0.69%
Expected volatility	100.00%	100.00%
Expected life (in years)	3	3

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

Stock option activity under the Plan for the period from January 19, 2011 through December 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at January 19, 2011	-	$ -	-
Options granted	70,000	$0.20	1.60	$8,645
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	-	$ -	-	-
Outstanding at December 31, 2011	70,000	$0.20	1.60	8,645
Options granted	371,805	$0.60	2.43	175,756
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	-	$ -	-	-
Outstanding at December 31, 2012	441,805	$0.54	2.30	$184,401

Exercisable at December 31, 2012	426,805	$0.53	2.29	$178,762

As of December 31, 2012, there was $8,523 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

NOTE 6 – INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31,:

	2012	2011

Refundable Federal income tax calculated at statutory rate of 35%	$167,000	$64,000
Less: Stock based compensation expense	(60,000)	(2,100)
Change in valuation allowance	(107,000)	(61,900)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31,:

	2012	2011
Deferred tax asset attributable to:
Net operating losses carried forward	$169,900	$61,900
Less: Valuation allowance	(169,900)	(61,900)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance in accordance with the provision of ASC No. 740, Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2012, the Company had an unused net operating loss carryover approximating $484,000 that is available to offset future taxable income, which expires beginning in 2031.

No provision was made for federal income tax since the Company has net operating losses.