Form 10-Q
period 2013-03-31
SaasMAX, Inc.
filed 2013-05-09
CIK 1515353

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
OR
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
(858) 518-0447
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,429,704 common shares issued and outstanding as of May 8, 2013.

SaaSMAX, Inc.

For the quarter ended March 31, 2013

FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements:	3
	Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012	3

	Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from January 19, 2011 (inception) to March 31, 2013 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from January 19, 2011 (inception) to March 31, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION		14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	15

PART I

ITEM 1. FINANCIAL STATEMENTS

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$24,341	$16,375
Accounts receivable, net	2,378	962
Other current assets	5,706	1,123
Total current assets	32,425	18,460

Property & equipment, net of accumulated depreciation	37,370	34,122

Total assets	$69,795	$52,582

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$59,613	$17,020
Convertible debt, net of debt discount	73,767	34,727
Total current liabilities	133,380	51,747

Total liabilities	133,380	51,747

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,429,704 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4,430	4,430
Additional paid-in capital	743,091	668,091
Deferred option compensation expense	(5,661)	(8,491)
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(802,445)	(660,195)
Total stockholders’ equity	(63,585)	835

Total liabilities and stockholders’ equity	$69,795	$52,582

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended		January 19, 2011 (inception) to March 31, 2013
	March 31, 2013	March 31, 2012

Revenues	$2,378	$-	$6,916

Costs of services	1,723	-	3,513

Gross profit	655	-	3,403

Operating expenses
Salaries and professional fees	64,371	61,224	446,338
Technology and product development	17,099	5,000	152,848
General and administrative	19,222	18,862	126,912

Total operating expenses	100,692	85,086	726,098

Loss from operations	(100,037)	(85,086)	(722,695)

Other expense
Interest expense	42,213	-	79,750

Total other expense	42,213	-	79,750

Net loss	$(142,250)	$(85,086)	$(802,445)

Weighted average number of common
shares outstanding - basic and fully diluted	4,361,258	4,178,220	4,164,039

Net loss per share - basic and fully diluted	$(0.03)	$(0.02)	$(0.19)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,		January 19, 2011 (inception) to March 31, 2013
	2013	2012

Cash flows from operating activities
Net loss	$(142,250)	$(85,086)	$(802,445)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	2,830	19,323	198,760
Depreciation	4,906	750	11,804
Impairment of software development costs	-	-	12,014
Amortization of debt discount	39,040	-	73,767
Changes in operating assets and liabilities			-
Accounts receivable	(1,416)	-	(2,378)
Other current assets	(4,583)	2,555	(5,706)
Accounts payable and accrued expenses	42,593	6,988	59,613
Accounts payable - related parties	-	(3,778)	-

Net cash used in operating activities	(58,880)	(59,248)	(454,571)

Cash flows from investing activities
Purchase of capitalized software	(8,154)	(7,330)	(61,188)

Net cash used in investing activities	(8,154)	(7,330)	(61,188)

Cash flows from financing activities
Proceeds from convertible promissory notes	75,000	-	200,000
Proceeds from issuance of common stock	-	75,000	340,100

Net cash provided by financing activities	75,000	75,000	540,100

Net increase in cash	7,966	8,422	24,341

Cash, beginning of period	16,375	33,158	-

Cash, end of period	$24,341	$41,580	$24,341

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Beneficial conversion feature on convertible debt	$75,000	$-	$200,000
Issuance of common stock for founders' receivable	-	$3,000	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2013

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Going concern

No assurance can be given that a large market for the SaaSMAX product will develop, or that a critical mass of customers will be willing to pay for the SaaSMAX product. Since inception, through March 31, 2013, proceeds of $340,100 have been received from the sale of 1,329,691 shares of common stock and $200,000 was received through the sale of Convertible Notes. Our business plan estimates that we will need to raise additional capital to fund our operations during 2013 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated limited revenues since our inception and have incurred a net loss of $142,250 and net cash used in operating activities of $58,880 during the three months ended March 31, 2013. Accordingly, we will have to obtain additional funding from the sale of our securities, the continued sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 2 –CONVERTIBLE PROMISSORY NOTES

As of March 31, 2013 the Company has entered into eight separate $25,000 Convertible Promissory notes totaling $200,000 (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”). The Convertible Notes bear interest at 8% per annum and are due and payable on the one year anniversary date of each Convertible Note, beginning July 1, 2013 and ending March 28, 2014. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert up to $150,000 of the principal amount of the Convertible Notes into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert up to $50,000 of the principal amount of the Convertible Notes at a Conversion Price of $0.20 per share. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price. Interest payable as of March 31, 2013 totaled $5,983.

The intrinsic value of the embedded beneficial conversion feature of the Convertible Notes was determined to be $200,000. The intrinsic value of $200,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is amortized over the term of the Convertible Notes and charged to interest expense. As of March 31, 2013, the discount on the Convertible Note totaled $126,233, and for the three months ended March 31, 2013, interest expense related to such amortization totaled $39,040.

NOTE 3 –STOCK INCENTIVE PLAN

As of March 31, 2013, we have granted options to purchase a total of 441,805 shares of common stock under the 2011 Stock Incentive Plan (the “Plan”). The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the time services were rendered.

The Company recognizes option expense ratably over the vesting periods. For the three months ended March 31, 2013, the Company recorded compensation expense related to options granted under the Plan of $2,830.

Stock option activity under the Plan for the three months ended March 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	441,805	$0.54	-	$ 184,401
Options granted	-	$ -	-	-
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	-	$ -	-	-
Outstanding at March 31, 2013	441,805	$0.54	2.06	$184,401

Exercisable at March 31, 2013	431,805	$0.53	2.05	$178,739

As of March 31, 2013, there was $5,661 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

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

Revenues

SaaSMAX revenues recognized during the three months ended March 31, 2013 and during the period from January 19, 2011 (inception) to March 31, 2013 consist primarily of fees earned from one SaaS App Vendor who sells and promotes its SaaS App through the SaaSMAX Marketplace. The fees earned by SaaSMAX are derived as a percentage of the revenues earned by the SaaS App Vendor. We are still a development stage company and do not expect to begin generating significant revenues until we move out of SaaSMAX Beta and commercially launch the SaaSMAX Marketplace.

Cost of Goods Sold

Costs of services recognized during the three months ended March 31, 2013 and during the period from January 19, 2011 (inception) to March 31, 2013 consist primarily of commissions paid to the Solution Providers related to the SaaS Apps sold through the SaaSMAX Marketplace.

Salaries and Professional Fees

Salaries and professional fees for the three months ended March 31, 2013 increased 5% in comparison to the three months ended March 31, 2012. The increase is primarily a result of costs associated with the marketing of the SaaSMAX Marketplace as well as the development of the business. Also included are costs incurred for legal and accounting fees resulting from the filing requirements necessary for a public company. Such costs are expected to continue being a significant part of our operating expenses.

Salaries and professional fees for the period from January 19, 2011 (inception) through March 31, 2013 totaled approximately $446,000 and consisted primarily of marketing, business development costs, management salaries and legal and accounting fees as discussed above.

Technology and Product Development

  Technology and product development costs consist of the continued maintenance of and improvements to the SaaSMAX Marketplace. Costs incurred in 2012 relate to research and development of improved functions within the SaaSMAX Marketplace. The Company expects to continue to incur expenses related to technology and product development as it improves and expands the SaaSMAX Marketplace.

Technology and Product Development costs for the period from January 19, 2011 (inception) through March 31, 2013 totaled approximately $153,000 and related primarily to the development and continued improvements of the SaaSMAX Marketplace.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 remained relatively consistent with the three months ended March 31, 2012. The slight increase results primarily from depreciation expense on the capitalized costs of the SaaSMAX Marketplace.

General and administrative expenses for the period from January 19, 2011 (inception) through March 31, 2013 totaled approximately $127,000. Such costs relate primarily to corporate costs associated with the Registration Statement on Form S-1 initially filed with the SEC during May 2011 as well as costs incurred to become DTC eligible during 2012 totaling approximately $22,000. Also included are costs related to travel, trade show, automotive, internet services and general office expenses.

Other Expense

Other expense for the three months ended March 31, 2013 and the period from January 19, 2011 (inception) through March 31, 2013 totaled $42,413 and related to the interest expense and the amortization of the debt discount on our Convertible Promissory Notes.

Net Loss

During the three months ended March 31, 2013 and 2012 and the period from January 19, 2011 (inception) through March 31, 2013 the Company incurred a net loss of $142,250, $85,086 and $802,445, respectively, due to the items described above.

Capital Resources and Liquidity

As of March 31, 2013, we had $24,341 of cash and working capital deficit of approximately $101,000 compared to $16,375 of cash and working capital deficit of approximately $33,000 as of December 31, 2012.

Net cash used in operating activities during the three months ended March 31, 2013 and 2012 and the period from January 19, 2011 (inception) through March 31, 2013 totaled approximately $59,000, $59,000 and $455,000, respectively and is primarily attributable to the payment of development, legal, accounting, advertising, management salaries and corporate fees which are offset by stock based compensation expense.

Net cash used in investing activities during the three months ended March 31, 2013 and 2012 and the period from January 19, 2011 (inception) through March 31, 2013 totaled approximately $8,000, $7,000 and $61,000, respectively and resulted from the purchase of capitalized software and the capitalization of the SaaSMAX marketplace upon reaching technological feasibility.

Net cash provided by financing activities during the three months ended March 31, 2013 and 2012 and the period from January 19, 2011 (inception) through March 31, 2013 totaled $75,000, $75,000 and $540,100, respectively and resulted primarily from the Company's sale of common stock, as well as, $75,000 and $125,000 in the first quarter of 2013 and throughout 2012, respectively, in the form of convertible promissory notes.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. As of March 31, 2013 we have entered into eight separate Convertible Promissory Notes for $25,000 each (total of $200,000 (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”). The Convertible Notes bear interest at 8% per annum and are due and payable on the one year anniversary date of each Convertible Note. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert the principal amount of six of the Convertible Note into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The seventh and eighth Convertible Notes dated February 23, 2013 and March 28, 2013 have a Conversion Price of $0.20. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price.

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

The Company will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. Our business plans estimate that we will need to raise additional capital to fund our operations during 2013 and there can be no assurance that we will be able to raise any or all of the capital. We began generating a nominal amount of revenue during the third quarter of 2012. However, there can be no assurance that we will be able to generate revenue sufficient to sustain or grow the operations. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the period ended December 31, 2012.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the audited financial statements for the period ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

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

None.

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

SAASMAX, INC.
Date: May 8, 2013 By:	/s/ DINA M. MOSKOWITZ Dina M. Moskowitz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

