Form 10-Q
period 2013-06-30
SaasMAX, Inc.
filed 2013-08-19
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

COMMISSION FILE NUMBER   000-54504

SaaSMAX, INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-4636847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3254 Prospect Ave.
La Crescenta, CA 91214	89052
(Address of principal executive offices)	(Zip Code)

(818) 249-1157
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X .  Yes          .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

   X .  Yes          .  No

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

       .  Yes     X .  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 12, 2013, the Registrant had 4,626,574 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SaaSMax,” and the “Company” mean SaaSMax, Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$7,131	$16,375
Accounts receivable, net	3,807	962
Other current assets	4,456	1,123
Total current assets	15,394	18,460

Property & equipment, net of accumulated depreciation	56,162	34,122

Total assets	$71,556	$52,582

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$76,414	$17,020
Accounts payable - related parties	7,500	-
Convertible debt, net of debt discount	129,657	34,727
Total current liabilities	213,571	51,747

Total liabilities	213,571	51,747

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,429,704 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4,430	4,430
Additional paid-in capital	793,091	668,091
Deferred option compensation expense	(2,831)	(8,491)
Founders' receivable	(3,000)	(3,000)
Deficit accumulated during development stage	(933,705)	(660,195)
Total stockholders’ equity (deficit)	(142,015)	835

Total liabilities and stockholders’ equity	$71,556	$52,582

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
					January 19, 2011 (inception) to June 30, 2013
	Three Months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$4,250	$-	$6,628	$-	$11,166

Cost of services	3,102	-	4,825	-	6,615

Gross profit	1,148	-	1,803	-	4,551

Operating expenses
Salaries and professional fees	25,698	66,277	84,409	134,501	472,036
Technology and development	2,186	-	19,285	-	155,034
General and administrative	20,100	14,145	44,983	31,007	147,013

Total operating expenses	47,984	80,422	148,677	165,508	774,083

Loss from operations	(46,836)	(80,422)	(146,874)	(165,508)	(769,532)

Other expense
Interest expense	60,423	-	102,636	-	140,173
Legal settlement	24,000	-	24,000	-	24,000

Total other expense	84,423	-	126,636	-	164,173

Net loss	$(131,259)	$(80,422)	$(273,510)	$(165,508)	$(933,705)

Weighted average number of common shares outstanding - basic and fully diluted	4,429,703	4,360,349	4,429,703	4,292,060	4,218,619

Net loss per share - basic and fully diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)	$(0.22)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			January 19, 2011 (inception) to June 30, 2012
	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(273,510)	(165,508)	$(933,705)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	5,660	30,212	201,590
Depreciation	13,114	1,500	20,012
Amortization of debt discount	94,930	-	129,657
Impairment of software development costs	-	-	12,014
Changes in operating assets and liabilities
Accounts receivable	(2,845)	-	(3,807)
Other current assets	(3,333)	2,555	(4,456)
Accounts payable and accrued expenses	59,394	1,453	76,414
Accounts payable - related parties	7,500	(154)	7,500

Net cash used in operating activities	(99,090)	(129,942)	(494,781)

Cash flows from investing activities
Purchase of capitalized software	(35,154)	(15,310)	(88,188)

Net cash used in investing activities	(35,154)	(15,310)	(88,188)

Cash flows from financing activities
Proceeds from convertible promissory note	125,000	-	250,000
Proceeds from advance	-	25,000	-
Proceeds from issuance of common stock	-	140,000	340,100

Net cash provided by financing activities	125,000	165,000	590,100

Net increase in cash	(9,244)	19,748	7,131

Cash, beginning of period	16,375	33,158	-

Cash, end of period	$7,131	$52,906	$7,131

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$3,000	$3,000

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

June 30, 2013

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SaaSMAX, Inc. (“SaaSMAX” or the “Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada with its principal place of business in San Diego, California.  On July 10, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina M. Moskowitz, the Company’s sole executive officer and director. The Share Exchange Agreement contemplates the cancellation by Ms. Moskowitz of 2,156,704 common shares of the Company in consideration of all of the issued and outstanding common shares of SaaSMAX Corp., the Company’s wholly-owned subsidiary (the “Subsidiary”).  See further discussion regarding the Share Exchange Agreement in Note 4.  The following footnotes depict the operations of SaaSMAX prior to the Share Exchange Agreement.

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

Basis of presentation

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Going concern

No assurance can be given that a large market for the SaaSMAX product will develop, or that a critical mass of customers will be willing to pay for the SaaSMAX product.  Since inception, through June 30, 2013, proceeds of $340,100 have been received from the sale of 1,329,691 shares of common stock and $250,000 was received through the sale of Convertible Notes.  Our business plan estimates that we will need to raise additional capital to fund our operations during 2013 and there can be no assurance that we will be able to raise any or all of the capital required.  We have generated limited revenues since our inception and have incurred a net loss of $273,510 and net cash used in operating activities of $99,090 during the six months ended June 30, 2013.  Accordingly, we will have to obtain additional funding from the sale of our securities, the continued sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, the Company’s Chief Executive Officer agreed to accrue portions of her salary.  As of June 30, 2013, the Company owed $7,500 for such accrued wages.

NOTE 3 –CONVERTIBLE PROMISSORY NOTES

As of June 30, 2013 the Company has entered into ten separate $25,000 Convertible Promissory notes totaling $250,000 (the “Convertible Note(s)”) with a shareholder of the Company (the “Holder”).  The Convertible Notes bear interest at 8% per annum and are due and payable on the one year anniversary date of each Convertible Note, beginning July 1, 2013 and ending June 2, 2014.  The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert up to $150,000 of the principal amount of the Convertible Notes into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. The Holder of the Convertible Notes may at any time prior to the Maturity Date, convert up to $100,000 of the principal amount of the Convertible Notes at a Conversion Price of $0.20 per share. The Company may at any time compel the conversion of the Convertible Note or any such portion into shares of common stock at the Conversion Price.  Interest payable as of June 30, 2013 totaled $10,517.

The intrinsic value of the embedded beneficial conversion feature of the Convertible Notes was determined to be $250,000.  The intrinsic value of $250,000 was charged to the note discount and credited to Additional Paid in Capital.  The note discount is amortized over the term of the Convertible Notes and charged to interest expense.  As of June 30, 2013, the discount on the Convertible Note totaled $120,343, and for the three and six months ended June 30, 2013, interest expense related to such amortization totaled $55,890 and $94,930, respectively.

NOTE 4 –STOCK INCENTIVE PLAN

As of June 30, 2013, we have granted options to purchase a total of 441,805 shares of common stock under the 2011 Stock Incentive Plan (the “Plan”).   The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the time services were rendered.

The Company recognizes option expense ratably over the vesting periods.  For the three and six  months ended June 30, 2013, the Company recorded compensation expense related to options granted under the Plan of $2,830 and $5,660, respectively.

Stock option activity under the Plan for the six months ended June 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	441,805	$0.54	-	$184,401
Options granted	-	$ -	-	-
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	-	$ -	-	-
Outstanding at June 30, 2013	441,805	$0.54	1.81	$184,401

Exercisable at June 30, 2013	436,805	$0.53	1.81	$181,569

As of June 30, 2013, there was $2,830 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 5 – LEGAL SETTLEMENT

On June 3, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with Tony Osibov (“Osibov”) settling all outstanding claims between the Company and Osibov.  As consideration for the Settlement Agreement, the Company agreed to pay Mr. Osibov $24,000 of which $15,000 had been paid as of June 30, 2013 and $9,000 remained in accounts payable.  Mr. Osibov agreed to sell his 300,000 shares of common stock in the Company to unaffiliated third parties for $6,000 within 30 days from the date of the Settlement Agreement.  Additionally, Mr. Osibov relinquished the Company and the Company’s CEO from any and all rights that he has alleged that he has to any intellectual property of the Company except for the relinquishment of the PHP object oriented application backup system for creating application programming interfaces, called PHPMC which both the Company and Osibov are free to use.

NOTE 6 – SUBSEQUENT EVENTS

On July 1, 2013, the Company transferred all of its assets and business operations to SaaSMAX Corp., the Company’s wholly-owned subsidiary (the “Subsidiary”), in exchange for the Subsidiary assuming all of the Company’s indebtedness at that date, other than Convertible Notes totaling $225,000.

On July 10, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina M. Moskowitz, our sole executive officer and director. The Share Exchange Agreement contemplates the cancellation by Ms. Moskowitz of 2,156,704 common shares of the Company in consideration of all of the issued and outstanding common shares of the Subsidiary.

On July 22, 2013, upon closing of the Share Exchange Agreement, Dina M. Moskowitz resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a Director. The resignations of Ms. Moskowitz were made in accordance with the terms of the Share Exchange Agreement and were not due to any disagreements with the Company. Upon the tendering of Ms. Moskowitz’s resignations, Rob Rainer was appointed a Director and as the Company’s Chief Financial Officer, Secretary and Treasurer and Harold C. Moll was appointed a Director and as the Company’s Chief Executive Officer and President.

On July 23, 2013, in connection with the closing the Share Exchange Agreement Ms. Moskowitz returned for cancellation 2,156,704 shares of the Company’s common stock, representing all of the shares beneficially owned by her.

There was a change in control of the Company as a result of (i) the issuance of 1,500,000 shares of the Company’s common stock to new management, and (ii) the cancellation of the 2,156,704 shares of the Company’s common stock held by Ms. Moskowitz.

We entered into an agreement dated July 9, 2013 (the “Exclusive Distributor Agreement”) with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”) whereby the Company obtained the exclusive distribution rights in Canada (non-exclusive for British Columbia, Alberta and Saskatchewan) to market, sell and distribute a propane diesel duel fuel retrofit system (“DFRS Products”) owned by CCAT.

The Exclusive Distributor Agreement is for a term of five (5) years unless sooner terminated in accordance with the provisions of the Exclusive Distributor Agreement.  The Company has the right to extend the Agreement for an additional five (5) year term, if it is in compliance with the Minimum Royalty requirements described below.

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, the Company (i) issued 25,000 shares of its common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013.  As additional consideration for the Exclusive Distributor Agreement, the Company will pay to CCAT a royalty of $750 per sale of DFRS Products.  CCAT will have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine.  CCAT may, on 30 days written notice, terminate the Exclusive Distributor Agreement if the Company fails to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

Share Issuances

On July 9, 2013, we issued 25,000 shares of our common stock to California Clean Air Technologies, LLC (“CCAT”) as part consideration of the exclusive distribution rights granted by CCAT to the Company.  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and CCAT has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

On July 18, 2013, we issued an aggregate of 828,574 shares of our common stock (the “Conversion Shares”) as payment for $225,000 of Convertible Notes as follows:

We issued 250,000 and 214,287 Conversion Shares at a conversion price of $0.20 and $0.35, respectively, pursuant to the provisions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person.

We issued 125,000 and 214,287 Conversion Shares at a conversion price of $0.20 and $0.35, respectively, pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. Each U.S. subscriber except one represented that they were an accredited investor as defined under Regulation D of the Securities Act.

On July 22, 2013, we issued an aggregate of 1,500,000 shares of our common stock (the “Earn-Out Shares”) 750,000 each to Harold C. Moll and Rob Rainer under the terms of management consulting agreements entered into by the Company and each of Mr. Moll and Mr. Rainer.  The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the management consulting agreements.  The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements.  The Earn-Out Shares were issued as part consideration for Mr. Moll’s agreement to act as the Company’s Chief Executive Officer, President and as a Director and for Mr. Rainer’s agreement to act as the Company’s Chief Financial Officer, Secretary, Treasurer and as a Director pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On August 14, 2013, our Board of Directors approved the issuance 300,000 shares of our common stock at a price of $0.50 per share pursuant to Regulation S of the Securities Act and each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person. Formal closing of private place is expected to occur within the next few days.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth under the caption "Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

OVERVIEW

We were incorporated on January 19, 2011 under the laws of the State of Nevada. We were formerly developing and launching an online business-to-business marketplace and channel management tools for the rapidly growing software-as-a-service ("SaaS") market (the “SaaSMAX Marketplace”). We have decided to shift our business operations to the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”).

Exclusive Distributor Agreement

We entered into an agreement dated July 9, 2013 (the “Exclusive Distributor Agreement”) with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”) for the exclusive distribution rights in Canada (non-exclusive for British Columbia, Alberta and Saskatchewan) to market, sell and distribute a propane diesel dual fuel retrofit system (“DFRS Products”) owned by CCAT. See “Exclusive Distributor Agreement” below.

CCAT and DFRS Products

California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”), is a Southern California-based developer, marketer and distributor of diesel engine retrofit products, including a patent-pending Propane Diesel Dual-Fuel Retrofit SystemTM (“DFRS”).  DFRS is a retrofit system that demonstrates high (approximately 50%) substitution rates of propane fuel for diesel fuel without loss of power or torque, while exhibiting very low emissions of pollutants, such as hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), and particulate matter (PM or soot).

In November 2011, the California Air Resource Board (“CARB”) awarded CCAT an Alternative Fuel Certification for a dual-fuel device.  CARB is a widely recognized global leader in air quality regulations and related research.  CARB certification is recognized by the US EPA and all 50 states.

The national market contains approximately 16 million potential engines to be retrofitted on-road and 4.4 million off-road.  CCAT’s initial business focus is to sell to the off-road mobile and stationary markets where it believes it has no serious competition.

Acquisition of CCAT

We are also negotiating to acquire CCAT.  The proposed acquisition would involve the issuance of a very large number (control block) of our common shares to CCAT’s owners and would be conditional on us having available significant financing for the development of CCAT’s business.  The exact terms of the proposed acquisition have not been established.  There is no assurance that the negotiations will be successful or that we will be able to raise the necessary funding for CCAT’s business.

Recent Corporate Developments

We experienced the following Corporate Developments since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013:

Exclusive Distributor Agreement

We entered into an agreement dated July 9, 2013 (the “Exclusive Distributor Agreement”) with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”) for the exclusive distribution rights in Canada (non-exclusive for British Columbia, Alberta and Saskatchewan) to market, sell and distribute a propane diesel dual fuel retrofit system (“DFRS Products”) owned by CCAT.

The Exclusive Distributor Agreement is for a term of five (5) years unless sooner terminated in accordance with the provisions of the Exclusive Distributor Agreement.  We have the right to extend the Agreement for an additional five (5) year term, if it is in compliance with the Minimum Royalty requirements described below.

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, we (i) issued 25,000 shares of our common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013.  As additional consideration for the Exclusive Distributor Agreement, we will to pay to CCAT a royalty of $750 for each DFRS Product sold.  CCAT will have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine.  CCAT may, on 30 days written notice, terminate the Exclusive Distributor Agreement if we fail to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

Share Exchange Agreement

On July 10, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina M. Moskowitz, our sole executive officer and director. The Share Exchange Agreement contemplates the cancellation by Ms. Moskowitz of 2,156,704 our common shares in consideration of all of the issued and outstanding common shares of SaaSMAX Corp., our wholly-owned subsidiary (the “Subsidiary”) (previously by Asset Purchase Agreement dated July 1, 2013, we had transferred all of our assets and business operations to the Subsidiary in exchange for the Subsidiary assuming all of our indebtedness at that date, other than convertible promissory notes totaling $225,000.

Under the terms of the agreement, we agreed that the name and goodwill associated with the name “SaaSMAX” will be the exclusive property of the Subsidiary, and we agreed that as soon as practicable, we will change our corporate name to a name not using the word SaaSMAX. Further, during the interim period between the date of the Share Exchange Agreement and the date upon which we change our corporate name, we will not compete with the business of the Subsidiary.

On July 22, 2013, upon closing of the Share Exchange Agreement, Dina M. Moskowitz resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a Director. The resignations of Ms. Moskowitz were made in accordance with the terms of the Share Exchange Agreement and were not due to any disagreements with us. Upon the tendering of Ms. Moskowitz’s resignations, Rob Rainer was appointed a Director and as our Chief Financial Officer, Secretary and Treasurer and Harold C. Moll was appointed a Director and as our Chief Executive Officer and President.

On July 23, 2013, in connection with the closing the Share Exchange Agreement Ms. Moskowitz returned for cancellation 2,156,704 shares of our common stock, representing all of the shares beneficially owned by her.

There was a change in control as a result of (i) the issuance of 1,500,000 shares of our common stock to new management, and (ii) the cancellation of the 2,156,704 shares of our common stock held by Dina M. Moskowitz, our former sole officer and director.

Share Issuances

On July 9, 2013, we issued 25,000 shares of our common stock to California Clean Air Technologies, LLC (“CCAT”) as part consideration of the exclusive distribution rights granted by CCAT to us.  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and CCAT has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

On July 18, 2013, we issued an aggregate of 828,574 shares of our common stock (the “Conversion Shares”) on exercise of $225,000 of convertible notes as follows:

We issued 250,000 and 214,287 Conversion Shares at a conversion price of $0.20 and $0.35, respectively, pursuant to the provisions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person.

We issued 125,000 and 214,287 Conversion Shares at a conversion price of $0.20 and $0.35, respectively, pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. Each U.S. subscriber except one represented that they were an accredited investor as defined under Regulation D of the Securities Act.

On July 22, 2013, we issued an aggregate of 1,500,000 shares of our common stock (the “Earn-Out Shares”) 750,000 each to Harold C. Moll and Rob Rainer under the terms of management consulting agreements entered into by each of Mr. Moll and Mr. Rainer and us.  The Earn-Out Shares are held in our custody and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the management consulting agreements.  The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements.  The Earn-Out Shares were issued as part consideration for Mr. Moll’s agreement to act as the our Chief Executive Officer, President and as a Director and for Mr. Rainer’s agreement to act as our Chief Financial Officer, Secretary, Treasurer and as a Director pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On August 14, 2013, our Board of Directors approved the issuance 300,000 shares of our common stock at a price of $0.50 per share pursuant to Regulation S of the Securities Act and each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person. Formal closing of private place is expected to occur within the next few days.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Consulting Agreements

On July 22, 2013, we entered into management consulting agreements (the “Management Consulting Agreements”) dated July 22, 2013, with each of Harold C. Moll and Rob Rainer.

Under the terms of the Management Consulting Agreement with Harold C. Moll and subject to our completing equity financing totaling not less than $1,000,000, Mr. Moll agreed to act as our Chief Executive Officer, President and a Director in consideration of a base consulting fee of $5,000 per month which amount will be reviewed annually by the Board of Directors.  In addition to the base consulting fee, we issued 750,000 Earn-Out Shares to Mr. Moll.

Under the terms of the Management Consulting Agreement with Rob Rainer and subject to our completing equity financing totaling not less than $1,000,000, Mr. Rainer agreed to act as our Chief Financial Officer, Secretary, Treasurer and a Director in consideration of a base consulting fee of $5,000 per month which amount will be reviewed annually by the Board of Directors.  In addition to the base consulting fee, we issued 750,000 Earn-Out Shares to Mr. Rainer.

The Board of Directors may also grant performance based bonuses annually and stock options under any stock option plan adopted by us.

The foregoing description of the Management Consulting Agreements and related documents and transactions does not purport to be complete and is qualified in its entirety by reference to the complete text of the Management Consulting Agreements filed as Exhibits 10.2 and 10.3 to our current report on Form 8-K filed with the SEC on July 25, 2013.

Amendment to Articles of Incorporation

On July 22, 2013, our Board of Directors adopted an additional Bylaw No. 2A to Article III - Directors, to amend our existing by-laws of by:

(i)

allowing the directors by unanimous vote to increase or decrease the number of directors, subject to maximum and minimum as permitted by our Articles of Incorporation; and

(ii)

allowing the directors by unanimous vote to fill any vacancies created by any increase to the number of directors.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended June 30,		Percentage Increase / (Decrease)	Six Months Ended June 30,		Percentage Increase / (Decrease)
	2013	2012		2013	2012
Revenue	$ 4,250	$ -	n/a	$ 6,628	$ -	n/a
Cost of Services	(3,102)	-	n/a	(4,825)	-	n/a
Gross Profit	1,148	-	n/a	(1,803)	-	n/a
Operating Expenses	(47,984)	(80,422)	(40.3)%	(148,677)	(165,508)	(10.2)%
Loss from Operations	(46,836)	(80,422)	(41.8)%	(146,874)	(165,508)	(11.3)%
Other Expenses
Interest Expense	(60,423)	-	n/a	(102,636)	-	n/a
Legal Settlement	(24,000)	-	n/a	(24,000)	-	n/a
Total Other Expenses	(84,423)	-	n/a	(126,636)	-	n/a
Net Loss	$ (131,259)	$ (80,422)	63.2%	$ (273,510)	$ (165,508)	65.3%

Revenues

All of our revenue was the result of our online SaaSMAX Marketplace.  We expect our revenue to increase with our acquisition of the rights to sell the DFRS Products. However, we do not currently have any sales or revenue history with respect to the DFRS Products or the diesel retrofit industry. As such, there is no assurance that our business efforts in this area will prove to be successful.

Costs of Goods Sold

Costs of services recognized during the three and six months ended June 30, 2013 and during the period from January 19, 2011 (inception) to June 30, 2013 consist primarily of commissions paid related to the SaaS apps sold through the SaaSMAX Marketplace.

Operating Costs and Expenses

Our operating expenses for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Percentage Increase / (Decrease)	Six Months Ended June 30,		Percentage Increase / (Decrease)
	2013	2012		2013	2012
General and administrative	$ 20,100	$ 14,145	42.1%	$ 44,983	$ 31,007	45.1%
Research and development	2,186	-	n/a	19,285	-	n/a
Salaries and professional fees	25,698	66,277	(61.2)%	84,409	134,501	(37.2)%
Total	$ 47,984	$ 80,422	(40.3)%	$ 148,676	$ 165,508	(10.2)%

Our operating expenses decreased during the three and six months ended June 30, 2013. The decrease was primarily a result of decreases in salaries and profession fees.  The decrease was partially offset by an increase in general and administrative expenses and the recording of research and development expenses.

Salaries and professional fees relates to fees associated with consulting fees incurred in the development and marketing of the SaaSMAX Marketplace. Also included are costs incurred for legal and accounting fees resulting from the filing requirements necessary for a public company.

Research and development costs consist of the continued maintenance of and improvements to the SaaSMAX Marketplace. Costs incurred in 2012 relate to research and development of improved functions within the SaaSMAX Marketplace. We do not expect to continue to incur expenses related to technology and product development as we are no longer operating the SaaSMAX Marketplace.

General and administrative expenses primarily relate to regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses.

We expect our operating expenses to change with our departure from the SaaS industry and our venture into the diesel retrofit industry. As such, our previous results of operations will not be indicative of our future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At June 30, 2013	At December 31, 2012	Percentage Increase / (Decrease)
Current Assets	$ 15,394	$ 18,460	(16.6)%
Current Liabilities	(213,571)	(51,747)	312.7%
Working Capital Deficit	$ (198,177)	$ (33,287)	495.4%

Cash Flows

	Six Months Ended June 30,
	2013	2012
Cash Flows (Used In) Operating Activities	$ (99,090)	$ (129,942)
Cash Flows (Used In) Investing Activities	(35,154)	(15,310)
Cash Flows From Financing Activities	125,000	165,000
Net Increase (Decrease) In Cash During Period	$ (9,244)	$ 19,748

Our only source of financing for the three-month period ended June 30, 2013 was proceeds from convertible loans.

Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. Any substantial financing that we are able to obtain is expected to be in the form of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

There are no material changes to the critical accounting policies and estimates described in the audited financial statements for the period ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On June 3, 2013, we entered into a settlement agreement (the “Settlement Agreement”) with Tony Osibov (“Osibov”) settling all outstanding claims between Osibov and us. As consideration for the Settlement Agreement, we agreed to pay Mr. Osibov $24,000 of which $15,000 had been paid as of June 30, 2013 and $9,000 remained in accounts payable, which was divested pursuant to the Share Exchange Agreement.  Mr. Osibov agreed to sell his 300,000 shares of our common stock to unaffiliated third parties for $6,000 within 30 days from the date of the Settlement Agreement.  Additionally, Mr. Osibov relinquished us and Ms. Moskowitz our former CEO from any and all rights that he has alleged that he has to any of our intellectual property, which we subsequently divested, except for the relinquishment of the PHP object oriented application backup system for creating application programming interfaces, called PHPMC.

ITEM 1A.

RISK FACTORS.

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.  We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this Quarterly Report.

We are reliant on CCAT to produce the DFRM products.

The DRFM Products are controlled by the CCAT and we cannot produce the DRFM products on our own. We are currently restricted to the manufacturing capacity of CCAT or it’s agents.

We have a lack of operating history in the diesel retrofit industry and there is no assurance that our business efforts in this field will be successful.

With our entry into the Exclusive Distribution Agreement with CCAT, we are embarking on a change of business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the diesel retrofit industry. Many of our competitors will have greater experience and/or greater financial resources than we do at this time. We intend to hire sales and consulting teams with experience in the diesel retrofit industry. However, there is no assurance that our business efforts in the diesel retrofit industry will prove successful.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

The demand for our products and services could be affected by several factors, including:

• economic downturns in the markets in which we sell our products;

• competition from retrofit products;

• changes in customer preferences;

• product obsolescence or technological changes that render our products less desirable to use or more expensive to produce;

• changes in environmental regulations that may make our products illegal to sell in their present form;

• inability of our supplier to obtain raw materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and

• inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse affect on our financial position, results of operations and cash flows.

We face competition from other diesel retrofit companies, which could adversely affect our sales, results of operations or cash flows.

We compete with companies that produce similar products and with companies that produce different products that are designed for the same end uses. We encounter competition based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service.

We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our financial position, results of operations or cash flows.

We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers and result in a decline in our sales volume and earnings.

Additionally, some of our customers may already be or may become large enough to justify developing in-house production capabilities. Any significant reduction in customer orders as a result of a shift to in-house production could adversely affect our future sales and operating prospects.

Current and future disruptions in the global credit and financial markets could limit our access to financing, which could negatively impact our business.

Domestic and foreign credit and financial markets have experienced extreme disruption in the past three years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by the disruptions in the global credit and financial markets.

The global economic downturn may have a negative effect on our business and operations.

The global economic downturn has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business. In addition, our supplier may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.

The timing, strength or duration of any recovery in the global economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. There can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn. In such an event, our operating results, financial condition and business could be adversely affected.

The agreements governing our debt contain various covenants that limit our ability to take certain actions, failure to comply with which could have a material adverse effect on us.

The agreements governing our senior secured term loan contain a number of covenants that, among other things, limit our ability to: transfer or sell all or substantially all of our assets or make certain other restricted payments. Any future refinancing of the term loan is likely to contain similar restrictive covenants.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings will provide adequate sources of liquidity for at least the next twelve months, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as, reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our term loan and revolving credit facility, on commercially reasonable terms or at all.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.

contains a toll-free telephone number for inquiries on disciplinary actions;

5.

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.

contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Bylaws.(1)
3.2	Bylaw No. 2A to Article III - Directors.(5)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.2	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.3	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.3	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.3	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.3	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.3	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.4	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)

Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.

(2)

Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.

(3)

Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.

(4)

Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.

(5)

Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SaaSMAX, INC.

Date:	August 19, 2013	By:	/s/ Harold C.Moll
HAROLD C. MOLL
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 19, 2013	By:	/s/ Rob Rainer
ROB RAINER
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)