Form 10-Q
period 2013-09-30
SaasMAX, Inc.
filed 2013-11-25
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 22, 2013, the Registrant had 4,901,524 shares of common stock outstanding.

SAASMAX, INC.

For the quarter ended September 30, 2013

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SaaSMax,” and the “Company” mean SaaSMax, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

SaaSMAX, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$966	$16,375
Accounts receivable, net	-	962
Other current assets	-	12,614
Total current assets	966	29,951

Distributor agreement, net	50,079	-
Other asset	1,500	-
Property & equipment,net	-	34,122

Total assets	$52,545	$64,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$22,961	$17,020
Accounts payable - related parties	-	-
Convertible debt, net of debt discount	-	34,727
Total current liabilities	22,961	51,747

Total liabilities	22,961	51,747

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,901,574 and 4,429,704 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,902	4,430
Additional paid-in capital	1,101,553	668,091
Deficit accumulated during development stage	(1,076,871)	(660,195)
Total stockholders’ equity	29,584	12,326

Total liabilities and stockholders’ equity	$52,545	$64,073

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,		January 19, 2011 (inception) to September 30, 2013
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	102,972	-	102,972	-	102,972
Marketing	15,000	-	15,000	-	15,000
General and administrative	25,194	-	25,194	-	25,194

Total operating expenses	143,166	-	143,166	-	143,166

Net loss from continuing operations	(143,166)	-	(143,166)	-	(143,166)

Discontinued operations:
Loss from discontinued operations (including $0 from gain on disposal)	-	153,521	273,510	319,029	933,705

Net loss	$(143,166)	$(153,521)	$(416,676)	$(319,029)	$(1,076,871)

Weighted average number of common shares outstanding - basic and fully diluted	4,448,886	4,429,703	4,436,168	4,338,276	4,240,391

Net loss per share - basic and fully diluted	$(0.03)	$(0.03)	$(0.09)	$(0.07)	$(0.25)

See accompanying notes to financial statements

SaaSMAX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012	January 19, 2011 (inception) to September 30, 2013

Cash flows from operating activities
Net loss	$(416,676)	$(319,029)	$(1,076,871)
Loss from discontinued operations	273,510	319,029	933,705
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	18,750	-	18,750
Depreciation and amortization	2,421	-	2,421
Changes in operating assets and liabilities
Accounts payable and accrued expenses	22,961	-	22,961
Net cash used in operating activities - continuing operations	(99,034)	-	(99,034)
Net cash used in operating activities - discontinued operations	(99,090)	(190,783)	(494,781)
Net cash used in operating activities	(198,124)	(190,783)	(593,815)

Cash flows from investing activities
Purchase of distribution agreement	(50,000)	-	(50,000)
Payment for discontinued operations	(7,131)	-	(7,131)
Net cash used in investing activities - continuing operations	(57,131)	-	(57,131)
Net cash used in investing activities - discontinued operations	(35,154)	(19,978)	(88,188)
Net cash used in investing activities	(92,285)	(19,978)	(145,319)

Cash flows from financing activities
Proceeds from issuance of common stock	150,000	-	150,000
Net cash provided by financing activities - continuing operations	150,000	-	150,000
Net cash provided by financing activities - discontinued operations	125,000	215,000	590,100
Net cash provided by financing activities	275,000	215,000	740,100

Net increase (decrease) in cash	(15,409)	4,239	966

Cash, beginning of period	16,375	33,158	-

Cash, end of period	$966	$37,397	$966

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Distribution of assets to subsidiary, net	$77,387	$-	$77,387
Issuance of common stock for Distribution Agreement	$2,500	$-	$2,500
Issuance of Earn-Out Shares	$1,500	$-	$1,500
Cancellation of shares of common stock	$2,157	$-	$2,157
Issuance of common stock for conversion of debt	$127,740	$-	$127,740

See accompanying notes to financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

September 30, 2013

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SaaSMAX, Inc. (“SaaSMAX” or the “Company”) was incorporated on January 19, 2011 under the laws of the State of Nevada. Through the end of June 2013, SaaSMAX developed and launched an online global business-to-business marketplace for software-as-a-service (“SAAS”) providers, resellers and users. On July 1, 2013, the Company transferred all of its assets and business operations to SaaSMAX Corp., the Company’s wholly-owned subsidiary (the “Subsidiary”), in exchange for the Subsidiary assuming all of the Company’s indebtedness at that date, other than Convertible Notes totaling $225,000. On July 10, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina Moskowitz, the Company’s sole Executive Officer and Director whereby Ms. Moskowitz cancelled 2,156,704 of her common shares of the Company in consideration of all of the issued and outstanding common shares of the Subsidiary. The sale of the Subsidiary to Ms. Moskowitz resulted in a net gain of $8,445 which is recorded as a capital contribution in the accompany Balance Sheet due to the related party nature of the disposal.

Upon closing of the Share Exchange Agreement, Ms. Moskowitz resigned her position with the Company and Rob Rainer was appointed Director and Chief Financial Officer, Secretary and Treasurer and Harold Moll was appointed Director and Chief Executive Officer and President.

We are now focusing our business operations on the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”).

Basis of presentation

The accompanying unaudited financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Going concern

No assurance can be given that the Exclusive Distributor Agreement with CCAT will be successful and result in profits for the Company. Our business plan estimates that we will need to raise additional capital to fund our operations throughout 2013 and into 2014 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations as a distributor of DRFS Products and have incurred a net loss from continuing operations of $143,166 and net cash used in operating activities from continuing operations of $99,034 during the nine months ended September 30, 2013. Accordingly, we will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On July 22, 2013, the Company entered into consulting agreements with Mr. Rainer, to act as Director, Chief Financial Officer, Secretary and Treasurer of the Company and Mr. Moll, to act as Director, Chief Executive Officer and President of the Company (the “Consultant(s)”). The consulting agreements will continue until July 21, 2023, subject to earlier termination as provided in the consulting agreements. During the term of the consulting agreements, and subject to the Company completing equity financing totaling not less than $1,000,000 the Company shall pay each of the Consultant a base consulting fee of $5,000 per month in consideration of their services. In addition to the base consulting fee, the Board of Directors may grant to the Consultants annual bonuses based on performance. On August 20, 2013, the Board of Directors approved, and the Consultants were paid, partial annual bonuses of $5,000 each. See also Note 6 regarding Earn-Out Shares granted to the Consultants

NOTE 3 – EXCLUSIVE DISTRIBUTOR AGREEMENT

The Company entered into an agreement dated July 9, 2013 (the “Exclusive Distributor Agreement”) with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”) whereby the Company obtained the exclusive distribution rights in Canada (non-exclusive for British Columbia, Alberta and Saskatchewan) to market, sell and distribute a propane diesel duel fuel retrofit system (“DFRS Products”) owned by CCAT.

CCAT is a Southern California-based developer, marketer and distributor of diesel engine retrofit products, including a patent-pending Propane Diesel Dual-Fuel Retrofit SystemTM (“DFRS”). DFRS is a retrofit system that demonstrates high (approximately 50%) substitution rates of propane fuel for diesel fuel without loss of power or torque, while exhibiting very low emissions of pollutants, such as hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), and particulate matter (PM or soot).

The Exclusive Distributor Agreement is for a term of five (5) years unless sooner terminated in accordance with the provisions of the Exclusive Distributor Agreement.  The Company has the right to extend the Agreement for an additional five (5) year term, if it is in compliance with the Minimum Royalty requirements described below.

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, the Company (i) issued 25,000 shares of its common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013.  The promissory note has been paid in full as of September 30, 2013. As additional consideration for the Exclusive Distributor Agreement, the Company will pay to CCAT a royalty of $750 per sale of DFRS Products.  CCAT will have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine.  CCAT may, on 30 days written notice, terminate the Exclusive Distributor Agreement if the Company fails to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

The Exclusive Distributor Agreement was valued by the Company at $52,500 and is being amortized over the 5 year term. Amortization expense totaling $2,421 is included in the accompanying Statement of Operations.

NOTE 4 –CONVERTIBLE PROMISSORY NOTES

As of July 9, 2013 the Company has entered into ten separate $25,000 Convertible Promissory notes totaling $250,000 (the “Convertible Note(s)”). The Convertible Notes bore interest at 8% per annum and were due and payable on the one year anniversary date of each Convertible Note, beginning July 1, 2013 and ending June 2, 2014. Convertible Notes totaling $150,000 were convertible into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. Convertible Notes totaling $100,000 were convertible at a Conversion Price of $0.20 per share. In conjunction with the Share Exchange Agreement, one Convertible Note with a principal balance of $25,000 was transferred to the Subsidiary resulting in $225,000 of Convertible Notes owed by the Company on July 10, 2013.

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

NOTE 5 –STOCK INCENTIVE PLAN

In accordance with the Company’s 2011 Stock Incentive Plan, (the “Plan”), we are authorized to grant up to 1,000,000 shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants. On May 17, 2013 we notified all of our option holders, holding a total of 441,805 stock options, that their options were being cancelled.

NOTE 6 – STOCKHOLDERS’ EQUITY

On July 9, 2013, we issued 25,000 shares of our common stock, valued at $2500, to CCAT as part consideration of the exclusive distribution rights granted by CCAT to the Company. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and CCAT has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

On July 22, 2013, we issued a total of 1,500,000 shares of our common stock (the “Earn-Out Shares”) to both Mr. Moll and Mr. Rainer under the terms of their consulting agreements. The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the consulting agreements. The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements. The Earn-Out Shares are revalued each reporting period based on the average stock price during the respective period and the related stock based compensation expense is recognized. During the three months ended September 30, 2013, the Company recognized $18,750 of stock based compensation related to the Earn-Out Shares.

During August 2013, the Company received proceeds totaling $150,000 from the sale of 300,000 shares of our common stock.

NOTE 7 – LEGAL SETTLEMENT

On June 3, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with Tony Osibov (“Osibov”) settling all outstanding claims between the Company and Osibov. As consideration for the Settlement Agreement, the Company agreed to pay Mr. Osibov $24,000 of which $15,000 had been paid as of June 30, 2013 and the remaining $9,000 was transferred to the Subsidiary on July 1, 2013. Mr. Osibov relinquished the Company from any and all rights that he has alleged that he has to any intellectual property of the Company except for the relinquishment of the PHP object oriented application backup system for creating application programming interfaces, called PHPMC which both the Company and Osibov are free to use.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

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

Recent Corporate Developments

We experienced the following Corporate Developments since our fiscal quarter ended June 30, 2013:

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

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, we (i) issued 25,000 shares of our common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013 (which has been paid). As additional consideration for the Exclusive Distributor Agreement, we will to pay to CCAT a royalty of $750 for each DFRS Product sold. CCAT will have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine. CCAT may, on 30 days written notice, terminate the Exclusive Distributor Agreement if we fail to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

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

On August 19, 2013, we completed a private placement to 3 investors of an aggregate of 300,000 shares of our common stock at a price of $0.50 per share for proceeds of $150,000. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investors represented that they were not “US persons” as defined in Regulation S, and that they were not acquiring our securities for the account or benefit of a US person.

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

On August 20, 2013, the Company paid $5,000 to each of Harold C. Moll and Rob Rainer as part of their annual bonus under paragraph 5.4 of their management consulting agreements dated July 22, 2013.

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

Marketing Activities

Since our departure from the SaaS industry and our venture into the diesel retrofit industry. We have commenced our marketing operations for the DFRS Products. We engaged a marketing consultant and have provided $15,000 in exchange for marketing services. In addition, we incorporated a Canadian subsidiary in the Province of British Columbia under the name Canadian Clean Air Sales Inc. for the purposes of marketing our DFRS Products in Canada.

RESULTS OF OPERATIONS

Three and Nine months Summary

	Three Months ended September 30,		Percent Increase/ (Decrease)	Nine months ended September 30,		Percent Increase/ (Decrease)
	2013	2012		2013	2012

Operating expenses	$ 143,166	$ -	100.0%	$ 143,166	$ -	100.0%
Net loss from continuing operations	(143,166)	-	100.0%	(143,166)	-	100.0%
Loss from discontinued operations	-	153,521	(100.0)%	273,510	319,029	(14.3)%
Net loss	$(143,166)	$(153,521)	(6.7)%	$(416,676)	$(319,029)	30.6%

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

During the nine months ended September 30, 2013, we recorded a loss from discontinued operations of $273,510 as compared to a loss from discontinued operations of 319,029 for the nine months ended September 30, 2012. We recorded loss from discontinued operations of $153,521 for the three months ended September 30, 2012. Loss from discontinued operations consists of our operating activities that prior to our departure from the SaaS industry and our venture into the diesel retrofit industry. Our operating expenses as disclosed relate to our operating activities with respect to the DFRS Products.

Operating Costs and Expenses

Our operating expenses consisted of $143,166 during the three and nine months ended September 30, 2013. Our operating expenses consisted of marketing expenses of $15,000, professional fees of $102,972 and general administrative expenses of $25,194 for the three and nine months ended September 30, 2013.

Professional fees relates to fees associated with legal and accounting fees resulting from the filing requirements necessary for a public company.

Marketing expenses consist of consulting fees incurred in the development and marketing of the DFRS Products.

General and administrative expenses primarily relate to management fees, regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses.

We expect our operating expenses to change with our departure from the SaaS industry and our venture into the diesel retrofit industry. As such, our previous results of operations will not be indicative of our future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At September 30, 2013	At December 31, 2012	Percentage Increase / (Decrease)
Current Assets	$966	$29,951	(96.8)%
Current Liabilities	(22,961)	(51,747)	(55.6)%
Working Capital Deficit	$(21,995)	$(21,796)	0.9%

Cash Flows

Nine months Ended September 30,
2013
Net cash used in operating activities – continuing operations	$(99,034)
Net cash used in investing activities activities – continuing operations	(57,131)
Net cash used in financing activities – continuing operations	150,000
Net Decrease In Cash During Period – continuing operations	$(6,165)

Our only source of financing for the three-month period ended September 30, 2013 was proceeds from the sale of our common stock.

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

The demand for our products and services could be affected by several factors, including:

economic downturns in the markets in which we sell our products;

competition from retrofit products;

changes in customer preferences;

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

(a)	Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

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

SaaSMAX, INC.

Date:	November 22, 2013	By:	/s/ Harold C. Moll
HAROLD C. MOLL
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 22, 2013	By:	/s/ Rob Rainer
ROB RAINER
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

