Form 10-K
period 2013-12-31
SaasMAX, Inc.
filed 2014-04-14
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-54504

SAASMAX, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4636847
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3254 Prospect Ave.
La Crescenta, CA 91214	91214
(Address of principal executive offices)	(Zip Code)

(818) 249-1157
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

[__] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[__] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]
Non-accelerated filer [__] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [__] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,009,574 based on the closing price of $1.50 on June 28, 2013 as quoted by the OTC Markets on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2014, the Registrant had 4,151,574 shares of common stock outstanding.

1

SAASMAX, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “SaaSMAX,” and the “Company” mean SaaSMAX, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

General

We were incorporated on January 19, 2011 under the laws of the State of Nevada. We were formerly developing and launching an online business-to-business marketplace and channel management tools for the rapidly growing software-as-a-service ("SaaS") market (the “SaaSMAX Marketplace”). Effective July, 9, 2013, we decided to shift our business operations to the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”).

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

Share Exchange Agreement

On July 10, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina M. Moskowitz, our former sole executive officer and director. The Share Exchange Agreement contemplates the cancellation by Ms. Moskowitz of 2,156,704 our common shares in consideration for acquiring all of the issued and outstanding common shares of SaaSMAX Corp., our wholly-owned subsidiary (the “Subsidiary”). Previously by an Asset Purchase Agreement dated July 1, 2013, we had transferred all of our assets and business operations to the Subsidiary in exchange for the Subsidiary assuming all of our indebtedness at that date, other than convertible promissory notes totaling $225,000.

Under the terms of the Share Exchange Agreement greement, we agreed that the SaaSMAX name and the goodwill associated with the name “SaaSMAX” will be the exclusive property of the Subsidiary, and we agreed that as soon as practicable, we will change our corporate name to a name not using the word SaaSMAX. Further, during the interim period between the date of the Share Exchange Agreement and the date upon which we change our corporate name, we will not compete with the business of the Subsidiary.

On July 22, 2013, upon closing of the Share Exchange Agreement, Dina M. Moskowitz resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a Director. The resignations of Ms. Moskowitz were made in accordance with the terms of the Share Exchange Agreement and were not due to any disagreements with us. Upon the tendering of Ms. Moskowitz’s resignations, Rob Rainer was appointed a Director and as our Chief Financial Officer, Secretary and Treasurer and Harold C. Moll was appointed a Director and as our Chief Executive Officer and President. Mr. Moll resigned a a director and from all executive officer positions on February 4, 2014.

On July 23, 2013, in connection with the closing the Share Exchange Agreement Ms. Moskowitz returned for cancellation 2,156,704 shares of our common stock, representing all of the shares beneficially owned by her.

There was a change in control as a result of (i) the issuance of 1,500,000 unvested shares of our common stock to new management, and (ii) the cancellation of the 2,156,704 shares of our common stock held by Dina M. Moskowitz, our former sole officer and director.

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

DFRS works with existing Diesel Engines in combination with either Propane or Natural Gas. A typical system consists of the following components: engine control unit, injector bank, fuel regulator, electronic fuel metering device, sensors, fittings and accessories. The various components of the system are installed externally to the engine and at no time is the engine disassembled or tampered with during the installation procedure. The CCAT ultra-sophisticated dual-fuel system uniquely controls both the propane and diesel injection rates. The system injects propane into the air intake manifold on the pressure side of the turbocharger and after the intercooler. It was originally developed as an OEM CNG system for diesel powered trucks. It has been adapted to work with propane on heavy-duty engine applications such as the Caterpillar 3406/C15 and Cummins QSM11/QSX15.

CCAT has matched the best exhaust treatment system available to the DFRS to maximize the effect of this combination of technologies to achieve significant emission reductions.

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

Proposed Acquisition of CCAT

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

Recent Corporate Developments

The following significant corporate developments occurred after the filing of our Form 10-Q for our fiscal quarter ended September 30, 2013:

Change in Executive Officers

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director. The resignations of Mr. Moll were not due to, and were not caused by, in whole or in part, any disagreement with us, related to our operations, policies, practices or otherwise.

Rob Rainer, our Chief Financial Officer, Secretary and Treasurer and a Director, was appointed our Chief Executive Officer and President to fill the vacancies resulting from Mr. Moll’s resignations.

In connection with Mr. Moll’s resignation, Mr. Moll has agreed to terminate his Management Consulting Agreement dated July 22, 2013 (the “Management Consulting Agreement”) and surrender for cancellation to us the 750,000 unvested shares issued to him under his management consulting agreement (the “Share Cancellation”). In addition, Mr. Moll agreed to transfer 605,192 shares of our common stock held by him to Rob Rainer (the “Transfer”).

After giving effect to the Share Cancellation and the Transfer, there is a change in control as Mr. Rainer’s direct beneficial holdings increased from 32% to 51.1% (40.4% excluding 750,000 unvested shares). No consideration was paid by us or Mr. Rainer in connection with the Share Cancellation and the Transfer. We entered into a mutual release with Mr. Moll.

There is no arrangement or understanding between Mr. Moll and Mr. Rainer, or their associates, with respect to election of directors or other matters.

Change in Auditor

On November 30, 2013, our previous auditor, Ronald R. Chadwick, P.C. (“Chadwick”), had advised us that he would not be completing the 2013 audit because he was retiring from SEC audit practice. On February 24, 2014, we appointed Cutler & Co., LLC, Certified Public Accountants (“Cutler”) as our new independent registered public accounting firm. Our sole Director approved the engagement of Cutler.

Stock Split

On March 13, 2014, our board of directors approved an increase to the number of authorized shares of the Corporation’s common stock from 100,000,000 shares to 1,200,000,000 and to correspondingly increase the number of the Corporation’s issued and outstanding shares on a 12 for 1 basis such that each shareholder will hold 12 shares for each 1 share held, to be effective on or about April 16, 2014, or such other date that is acceptable to NASD, each in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes.

On August 15, 2013, our board of directors previously approved a 20 for 1 stock split but elected not to proceed with the stock split.

Competition

We have numerous direct, indirect and partial competitors, many of which have valuable industry relationships and access to greater resources than we do. The numerous types of direct or indirect competitors that exist in the market today. There is no assurance that we will be able to produce a product that will be competitive in the marketplace, and even if competitive that we will be able to earn a profit.

Government Regulations

The diesel retrofit industy in North America is highly regulated. CCAT is experienced in conducting diesel retrofit activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that CCAT will inform us of any government permits that we will be required to obtain prior to selling any DFRS products.

In November 2011, the California Air Resource Board (“CARB”) awarded CCAT an Alternative Fuel Certification for a dual-fuel device. CARB is a widely recognized global leader in air quality regulations and related research. CARB certification is recognized by the US EPA and all 50 states.

Employees

As of the date of this Annual Report, other than our officers and directors, we have no employees.

ITEM 1A. RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

We are reliant on CCAT to produce the DFRM products.

The DRFM Products are controlled by the CCAT and we cannot produce the DRFM products on our own. We are currently restricted to the manufacturing capacity of CCAT or it’s agents.

We have a lack of operating history in the diesel retrofit industry and there is no assurance that our business efforts in this field will be successful.

With our entry into the Exclusive Distribution Agreement with CCAT, we are embarking on a change of business. Although our sole director and executive officer has extensive business experience, he does not have experience in the diesel retrofit industry. Many of our competitors will have greater experience and/or greater financial resources than we do at this time. We intend to hire sales and consulting teams with experience in the diesel retrofit industry. However, there is no assurance that our business efforts in the diesel retrofit industry will prove successful.

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

Because our sole executive officer and sole director owns 51.15% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Rainer are inconsistent with the best interests of other stockholders.

Rob Rainer, our sole executive officer and sole director, controls 51.15% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Rainer is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Rainer may not be, at all times, the same as those of other shareholders. Since Mr. Rainer is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Rainer exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Rainer will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration ofownership with Mr. Rainer may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

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

ITEM 2. PROPERTIES.

We currently do not own any real property. Our executive office is located at 3254 Prospect Ave. La Crescenta, CA 91214, which is provided to us by Mr. Rainer, at no cost.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

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

	2013*		2012*
	High	Low	High	Low
First quarter ended March 31	$1.00	$1.00	n/a	n/a
Second quarter ended June 30	$1.00	$1.00	n/a	n/a
Third quarter ended September 30	$1.00	$1.00	$2.00	$1.50
Fourth quarter ended December 31	$4.00	$3.00	$1.50	$1.00

*	For the periods presented, prices represent high and low closing prices during the period.

Bid quotations entered on OTC Link and the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 14, 2014, an aggregate of 4,151,574 shares of our common stock were issued and outstanding and were owned by approximately 53 registered holders of record of our common stock. The foregoing number of record holders does not include any persons who hold their stock in “street name.”

DIVIDENDS

We have not declared any dividends on our common stock since our inception and we do not expect to declare any dividends in the foreseeable future. There are no provisions in our Articles of Incorporation or bylaws that limit our ability to pay dividends on our common stock. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)	except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report.

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2013. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Year End Summary

	Year Ended December 31,		Percentage Increase / (Decrease)
	2013	2012
Operating Expenses	$ 186,711	$ -	100.0%
Loss from Operations	(186,711)	-	100.0%
Other Expenses
Loss from Discontinued Operations	273,510	478,174	(42.8)%
Total Other Expenses	273,510	478,174	(42.8)%
Net Loss	$ (460,221)	$ (478,174)	(3.8)%

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

During the year ended December 31, 2013, we recorded a loss from discontinued operations of $273,510 as compared to a loss from discontinued operations of $478,174 for the year ended Deceember 31, 2012. Loss from discontinued operations consists of our operating activities prior to our departure from the SaaS industry and our venture into the diesel retrofit industry. Our operating expenses as disclosed relate to our operating activities with respect to the DFRS Products.

Operating Costs and Expenses

Our operating expenses totaled $186,711 during the year ended December 31, 2013 and consisted of professional fees of $141,271, marketing expenses of $15,013, and general administrative expenses of $30,427.

Professional fees relate to fees associated with legal and accounting fees resulting from the filing requirements necessary for a public company, as well as, stock based compensation associated with Earn-Out Shares granted to Mr. Rainer and Mr. Moll. See further discussion regarding the Earn-Out Shares in Note 7 of the accompanying financial statements .

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At December 31, 2013	At December 31, 2012	Percentage Increase / (Decrease)
Current Assets	$ 4,670	$ 18,460	(74.7)%
Current Liabilities	(47,631)	(51,747)	(8.0)%
Working Capital Deficit	$ (42,961)	$ (33,287)	29.1%

Cash Flows

Year ended December 31, 2013

Cash Flows (Used In) Operating Activities	$ (204,420)
Cash Flows (Used In) Investing Activities	(92,285)
Cash Flows Provided By Financing Activities	285,000
Net (Decrease) In Cash During Year	$ (11,705)

Our only source of financing for the year ended December 31, 2013 was proceeds from the sale of our common stock and loans.

Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. Any substantial financing that we are able to obtain is expected to be in the form of equity financing.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2013 included in this Annual Report on Form 10-K. The following is a review of the more critical accounting policies used by us:

Going concern

As at December 31, 2013, we had current assets of $4,670, comprising of cash, and current liabilities of $47,631, resulting in a working capital deficit of $42,961. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or our ongoing business plan. No assurance can be given that the Exclusive Distributor Agreement with CCAT will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2014 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations as a distributor of DRFS Products and have incurred a net loss from continuing operations of $186,711 and net cash used in operating activities from continuing operations of $105,330 during the year ended December 31, 2013. Accordingly, we will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

The Company’s non-financial assets, which consist of an Exclusive Distributor Agreement (see Note 4), are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Our Basic and Diluted Loss per share were identical in both the twelve months ended December 31, 2013 and 2012 as we incurred losses in both years and the inclusion of any potentially dilutive shares would have had an anti-dilutive effect on our loss per share calculation

Recently issued accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
Audited financial statements for the year ended December 31, 2013, including:
1.
	(a)	Report of Independent Registered Public Accounting Firm;
	(b)	Report of Independent Registered Public Accounting Firm;
2.		Consolidated Balance Sheets as of December 31, 2013 and 2012;
3.		Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and the period from Janaury 19, 2011 (date of inception) to December 31, 2013;
4.		Consolidated Statement of Stockholders’ Equity for the period from January 19, 2011 (date of inception) through December 31, 2013;
5.		Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period on Janaury 19, 2011 (date of inception) to December 31, 2013; and
6.		Notes to Consolidated Financial Statements.

Cutler & Co., LLC

12191 W. 64th Street, Suite 205 B

Arvada, CO 80004

Telephone (303) 968-3281

Fax (303)456-7488

www.cutlercpas.com

Board of Directors

SaaSMAX, Inc.

La Crescenta, CA, 91214

We have audited the accompanying balance sheets of SaaSMAX, Inc. as of December 31, 2013 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the year then ended and the period from January 19, 2011 (inception) through December 31, 2012 were audited by another auditor who expressed an unqualified opinion on March 18 2013. Our opinion, in so far as it relates to the period from January 19, 2011 (inception) through December 31, 2012, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaaSMAX, Inc. as of December 31, 2013, and the results of its operations, changes in stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
April 14, 2014	Cutler & Co., LLC

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

/s/ Ronald R. Chadwick, P.C.

RONALD R. CHADWICK, P.C.

Aurora, Colorado

March 18, 2013

SaaSMAX, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$4,670	$16,375
Accounts receivable, net	-	962
Other current assets	-	1,123
Total current assets	4,670	18,460

Distributor agreement, net	56,250	-
Property & equipment,net	-	34,122

Total assets	$60,920	$52,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$37,631	$17,020
Loan payable - related party	10,000	-
Convertible debt, net of debt discount	-	34,727
Total current liabilities	47,631	51,747

Total liabilities	47,631	51,747

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,901,574 and 4,429,704 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,902	4,430
Additional paid-in capital	1,128,803	668,091
Deferred option compensation expense	-	(8,491)
Founders' receivable	-	(3,000)
Deficit accumulated during development stage	(1,120,416)	(660,195)
Total stockholders’ equity	13,289	835

Total liabilities and stockholders’ equity	$60,920	$52,582

See accompanying notes to consolidated financial statements

SaaSMAX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		January 19, 2011 (inception) to December 31, 2013
	2013	2012

Revenues	$-	$-	$-

Operating expenses
Professional fees	141,271	-	141,271
Marketing	15,013	-	15,013
General and administrative	30,427	-	30,427

Total operating expenses	186,711	-	186,711

Net loss from continuing operations	(186,711)	-	(186,711)

Discontinued operations:
Loss from discontinued operations (including $0 from gain on disposal)	(273,510)	(478,174)	(933,705)

Net loss	$(460,221)	$(478,174)	$(1,120,416)

Weighted average number of common shares outstanding - basic and fully diluted	4,553,475	4,361,258

Net loss per share - Basic and fully diluted
From continuing operations	$(0.04)	$-
From discontinued operations	(0.06)	(0.11)
Net loss per share - basic and fully diluted	$(0.10)	$(0.11)

See accompanying notes to consolidated financial statements

SaasMAX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period from January 19, 2011 (inception) to December 31, 2013

			Additional Paid-In Capital	Deferred Comp. Expense		Accumulated Deficit During Development Stage
	Common Stock				Founders' Receivable
	Shares	Amount					Total
Balance,
January 19, 2011	-	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of founders' shares - January 2011	3,000,000	3,000	-	-	(3,000)	-	-
Issuance of common stock for cash - February 2011	790,500	790	157,310	-	-	-	158,100
Issuance of common stock for cash - March 2011	210,000	210	41,790	-			42,000
Issuance of common stock for services - October 2011	100,012	100	19,902	-			20,002
Deferred compensation expense - options	-	-	3,122	(3,122)			-
Earned compensation expense - vested options	-	-	5,523	-	-	-	5,523
Net loss	-	-	-	-	-	(182,021)	(182,021)
Balance,
December 31, 2011	4,100,512	4,100	227,647	(3,122)	(3,000)	(182,021)	43,604
Issuance of common stock for cash - February 2012	214,286	215	74,785		-	-	75,000
Issuance of common stock for cash -April 2012	114,906	115	64,885		-	-	65,000
Debt discount related to beneficial conversion feature	-	-	125,000		-	-	125,000
Deferred compensation expense - options	-	-		3,122			3,122
Earned compensation expense - vested options	-	-	175,774	(8,491)	-	-	167,283
Net loss	-	-	-		-	(478,174)	(478,174)
Balance,
December 31, 2012	4,429,704	4,430	668,091	(8,491)	(3,000)	(660,195)	835
Debt discount related to beneficial conversion feature	-	-	27,739	-	-	-	27,739
Earned compensation expense - vested options	-	-	-	5,660	-	-	5,660
Cancellation of common stock for sale of subsidiary - July 2013	(2,156,704)	(2,157)	(1,076,195)	-	-	-	(1,078,352)
Capital contribution related to sale of Subsidiary to related party	-	-	1,086,797	-	-	-	1,086,797
Sale of Subsidiary equity accounts to related party - July 2013	-	-	-	2,831	3,000	-	5,831
Issuance of common stock for Distributor Agreement - July 2013	25,000	25	12,475	-	-	-	12,500
Issuance of common stock for conversion of debt - July 2013	803,574	804	224,196	-	-	-	225,000
Issuance of common stock for management agreement - July 2013	1,500,000	1,500	748,500	-	-	-	750,000
Deferred compensation	-	-	(712,500)	-	-	-	(712,500)
Proceeds from issuance of common stock for cash -August 2013	200,000	200	99,800	-	-	-	100,000
Issuance of common stock for Payment of Promissory Note -August 2013	100,000	100	49,900	-	-	-	50,000
Net loss						(460,221)	(460,221)
Balance,
December 31, 2013	4,901,574	$ 4,902	$1,128,803	$ -	$ -	$ (1,120,416)	$ 13,289

See accompanying notes to consolidated financial statements

SaaSMAX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		January 19, 2011 (inception) to December 31, 2013
	2013	2012

Cash flows from operating activities
Net loss	$(460,221)	$(478,174)	$(1,120,416)
Loss from discontinued operations	273,510	478,174	933,705
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	37,500	-	37,500
Depreciation and amortization	6,250	-	6,250
Changes in operating assets and liabilities
Accounts payable and accrued expenses	37,631	-	37,631
Net cash used in operating activities - continuing operations	(105,330)	-	(105,330)
Net cash used in operating activities - discontinued operations	(99,090)	(249,347)	(494,781)
Net cash used in operating activities	(204,420)	(249,347)	(600,111)

Cash flows from investing activities
Purchase of distribution agreement	(50,000)	-	(50,000)
Payment for discontinued operations	(7,131)	-	(7,131)
Net cash used in investing activities - continuing operations	(57,131)	-	(57,131)
Net cash used in investing activities - discontinued operations	(35,154)	(32,436)	(88,188)
Net cash used in investing activities	(92,285)	(32,436)	(145,319)

Cash flows from financing activities
Proceeds from loan payable - related party	10,000	-	10,000
Proceeds from issuance of common stock	150,000	-	150,000
Net cash provided by financing activities - continuing operations	160,000	-	160,000
Net cash provided by financing activities - discontinued operations	125,000	265,000	590,100
Net cash provided by financing activities	285,000	265,000	750,100

Net increase (decrease) in cash	(11,705)	(16,783)	4,670

Cash, beginning of period	16,375	33,158	-

Cash, end of period	$4,670	$16,375	$4,670

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Net liabilities on transfer of Subsidiary	$8,445	$-	$8,445
Issuance of common stock for Distribution Agreement	$12,500	$-	$12,500
Cancellation of shares of common stock	$1,078,352	$-	$1,078,352
Issuance of common stock for conversion of debt	$127,739	$-	$127,739

See accompanying notes to consolidated financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Twelve Month Periods Ended December 31, 2013 and 2012 and the Period from January 19, 2011 (Inception) to December 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SaaSMAX, Inc. (“SaaSMAX”, the “Company”, “we”, “us” or “our”) was incorporated on January 19, 2011 (“Inception”) under the laws of the State of Nevada. Upon incorporation, SaaSMAX authorized 100,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001. Through the end of June 2013, SaaSMAX developed and launched an online global business-to-business marketplace for software-as-a-service providers, resellers and users. On July 1, 2013, the Company transferred all of its assets and business operations to SaaSMAX Corp., the Company’s wholly-owned subsidiary (the “Subsidiary”), in exchange for the Subsidiary assuming all of the Company’s indebtedness at that date, other than Convertible Notes totaling $225,000. On July 10, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina Moskowitz, the Company’s sole Executive Officer and Director whereby Ms. Moskowitz cancelled 2,156,704 of her common shares of the Company, in consideration for her acquisition of all of the issued and outstanding common shares of the Subsidiary. See further discussion in Note 2 – Discontinued Operations.

Upon closing of the Share Exchange Agreement, Ms. Moskowitz resigned her position with the Company and Mr. Rob Rainer was appointed Director and Chief Financial Officer, Secretary and Treasurer and Mr. Harold Moll was appointed Director and Chief Executive Officer and President.

Effective July 9, 2013 the Company entered into a distribution agreement with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”), and we are now focusing our business operations on the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by CCAT (“continuing operations”).

Going concern

 As at December 31, 2013, we had current assets of $4,670, comprising of cash, and current liabilities of $47,631, resulting in a working capital deficit of $42,961. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or our ongoing business plan. No assurance can be given that the Exclusive Distributor Agreement with CCAT will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2014 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations as a distributor of DRFS Products and have incurred a net loss from continuing operations of $186,711 and net cash used in operating activities from continuing operations of $105,330 during the year ended December 31, 2013. Accordingly, we will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

The Company’s non-financial assets, which consist of an Exclusive Distributor Agreement (see Note 4), are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Our Basic and Diluted Loss per share were identical in both the twelve months ended December 31, 2013 and 2012 as we incurred losses in both years and the inclusion of any potentially dilutive shares would have had an anti-dilutive effect on our loss per share calculation

Recently issued accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2 – DISCONTINUED OPERATIONS

As a result of the Share Exchange Agreement entered into on July 10, 2013, with Ms. Moskowitz, all assets and liabilities, other than Convertible Notes totaling $225,000, of the Subsidiary were sold to Ms. Moskowitz. The operations relating to that business prior to July 1, 2013 are reported as discontinued operations in the accompanying consolidated statements of operations.

The components of the discontinued operations are as follows:

	Year ended December 31,		January 19, 2011 (inception) to December 31, 2013
	2013	2012

Revenues	$6,628	$4,538	$11,166
Cost of services	4,825	1,790	6,615
Gross profit	1,803	2,748	4,551
Operating expenses
Salaries and professional fees	84,409	300,880	472,036
Technology and development	19,285	65,028	155,034
General and administrative	44,983	77,477	147,013
Total operating expenses	148,677	443,385	774,083
Loss from operations	(146,874)	(440,637)	(769,532)
Other expense
Interest expense	102,636	37,537	140,173
Legal settlement	24,000	-	24,000
Total other expense	126,636	37,537	164,173
Net loss	$(273,510)	$(478,174)	$(933,705)

As consideration for the acquisition of all of the issued and outstanding common shares of the Subsidiary, Ms. Moskowitz cancelled 2,156,704 of her common shares of the Company. The shares were valued at $0.50 per share or $1,078,352 based on the most recent sale of our common stock to accredited investors. The assets and liabilities of the Subsidiary disposed of were valued at book value on July 1, 2013 in accordance with the accounting policies described in Note 1. The sale of the Subsidiary to Ms. Moskowitz resulted in a net gain of $1,086,352 which is recorded as a capital contribution in the accompanying consolidated balance sheet due to the related party nature of the disposal, and was calculated as follows:

July 1, 2013
ASSETS OF SUBSIDIARY
Cash	$7,131
Accounts receivable, net	3,807
Other current assets	4,456
Property & equipment, net of accumulated depreciation	56,162
Total assets of subsidiary	$71,556

LIABILITIES & STOCKHOLDERS’ DEFICIT OF SUBSIDIARY
Liabilities:
Accounts payable and accrued expenses	$76,414
Accounts payable - related parties	7,500

Convertible debt	25,000
Debt discount	(23,082)
Convertible debt, net	1,918
Total liabilities of Subsidiary	85,832

Stockholders’ deficit:
Deferred option compensation expense	(2,831)
Founders' receivable	(3,000)
Total Stockholders’ deficit	(5,831)
Total liabilities and stockholders’ deficit of Subsidiary	80,001

Net liabilities transferred to Subsidiary	8,445
Value of common stock received for sale of Subsidiary to related party	1,078,352
Total capital contribution related to sale of Subsidiary to related party	$1,086,797

NOTE 3 – RELATED PARTY TRANSACTIONS

On November 6, 2013, a shareholder of the Company loaned us $10,000 for working capital needs. The loan accrues interest at 10% per annum, compounded annually, and has no maturity date.

On July 22, 2013, the Company entered into consulting agreements with Mr. Rainer, to act as Director, Chief Financial Officer, Secretary and Treasurer of the Company and Mr. Moll, to act as Director, Chief Executive Officer and President of the Company (the “Consultant(s)”). The consulting agreements were to continue until July 21, 2023, subject to earlier termination as provided in the consulting agreements. During the term of the consulting agreements, and subject to the Company completing equity financing totaling not less than $1,000,000 the Company shall pay each of the Consultant a base consulting fee of $5,000 per month in consideration of their services. In addition to the base consulting fee, the Board of Directors may grant to the Consultants annual bonuses based on performance. On August 20, 2013, the Board of Directors approved, and the Consultants were paid, partial annual bonuses of $5,000 each. See also Note 7 regarding Earn-Out Shares granted to the Consultants and Note 11 regarding Subsequent Events.

NOTE 4 – EXCLUSIVE DISTRIBUTOR AGREEMENT

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

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, the Company (i) issued 25,000 shares of its common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013.  The promissory note has been paid in full as of December 31, 2013. As additional consideration for the Exclusive Distributor Agreement, the Company will pay to CCAT a royalty of $750 per sale of DFRS Products.  CCAT will have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine.  CCAT may, on 30 days written notice, terminate the Exclusive Distributor Agreement if the Company fails to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

The Exclusive Distributor Agreement was valued by the Company at $62,500 and is being amortized over the 5 year term. Amortization expense totaling $6,250 is included in the accompanying statements of operations for the year ended December 31, 2013.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2013	2012
Purchased software	$-	3,900
SaaSMAX Marketplace	-	37,120
Less: accumulated depreciation	(-)	(6,898)

Total capitalized software, net	$-	34,122

During the year ended December 31, 2013, fixed assets with a net book value of $56,162 were disposed of as part of our discontinued operations as described in Note 2 above.

During the year ended December 31, 2012, management assessed the value of the costs capitalized for our SaaSMAX Marketplace and determined that as a result of additional improvements and technological updates deemed necessary to the SaaSMAX Marketplace that the asset had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable fair value of $37,120 and recognized an impairment charge of $12,000, which is included in discontinued operations in the accompanying statement of operations.

Depreciation expense for the years ended December 31, 2013 and 2012 was $13,114 and $6,495, respectively, and is included in discontinued operations in the accompanying statement of operations.

NOTE 6 –CONVERTIBLE PROMISSORY NOTES

As of July 9, 2013 the Company had entered into ten separate $25,000 Convertible Promissory notes totaling $250,000 (the “Convertible Note(s)”). The Convertible Notes bore interest at 8% per annum and were due and payable on the one year anniversary date of each Convertible Note, beginning July 1, 2013 and ending June 2, 2014. Convertible Notes totaling $150,000 were convertible into shares of common stock of the Company on the basis of one share of such stock for each $0.35 (the “Conversion Price”) in unpaid principal and accrued interest. Convertible Notes totaling $100,000 were convertible at a Conversion Price of $0.20 per share. In conjunction with the Share Exchange Agreement, one Convertible Note with a principal balance of $25,000 was transferred to the Subsidiary resulting in $225,000 of Convertible Notes owed by the Company on July 10, 2013.

On July 18, 2013, we issued an aggregate of 803,574 shares of our common stock (the “Conversion Shares”) as payment for $225,000 of Convertible Notes as follows:

•	We issued 250,000 and 214,287 Conversion Shares at a conversion price of $0.20 and $0.35, respectively, pursuant to the provisions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person.

•	We issued 125,000 and 214,287 Conversion Shares at a conversion price of $0.20 and $0.35, respectively, pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. Each U.S. subscriber except one represented that they were an accredited investor as defined under Regulation D of the Securities Act.

The table below summarizes out Convertible Notes activity during the year ended December 31, 2013:

	Convertible Debt	Debt Discount	Convertible Debt, Net

Outstanding at December 31, 2012	$125,000	$(90,273)	$34,727
Proceeds from issuance of convertible debt	125,000	-	125,000
Debt discount recognized on 2013 convertible debt	-	(125,000)	(125,000)
Amortization of debt discount included in discontinued operations	-	94,930	94,930
Convertible debt transferred to Subsidiary	(25,000)	23,082	(1,918)
Convertible debt converted into common stock	(225,000)	97,261	(127,739)
Outstanding at December 31, 2013	$-	$-	$-

The intrinsic value of the embedded beneficial conversion feature of the Convertible Notes was charged to the note discount and credited to additional paid in capital. The note discount was amortized over the term of the Convertible Notes and charged to interest expense. Upon conversion, the remaining debt discount was eliminated through a charge to additional paid in capital.

NOTE 7 – STOCKHOLDERS’ EQUITY

On July 8, 2013, as consideration for the acquisition of all of the issued and outstanding common shares of the Subsidiary, Ms. Moskowitz cancelled 2,156,704 of her common shares of the Company. The shares were valued at $0.50 per share or $1,078,352 based on the most recent sale of our common stock to accredited investors.

On July 9, 2013, we issued 25,000 shares of our common stock, valued at $12,500, to CCAT as part consideration of the exclusive distribution rights granted by CCAT to the Company. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and CCAT has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

On July 18, 2013, we issued an aggregate of 803,574 shares of our common stock as payment for $225,000 of Convertible Notes.

On July 22, 2013, we issued a total of 1,500,000 shares of our common stock (the “Earn-Out Shares”) to both Mr. Moll and Mr. Rainer under the terms of their consulting agreements. The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the consulting agreements. The Earn-Out Shares are not beneficially owned by Mr. Moll or Mr. Rainer until they are released to them on the respective anniversary dates. The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements. The Earn-Out Shares were valued at $750,000 based on the grant date fair value and are included in additional paid in capital as deferred compensation.

During August 2013, the Company received proceeds totaling $100,000 from the sale of 200,000 shares of our common stock and granted 100,000 shares of common stock, valued at $50,000, as payment in full of the of the $50,000 promissory note issued for the Exclusive Distributor Agreement.

NOTE 8 –STOCK INCENTIVE PLAN

In accordance with the Company’s 2011 Stock Incentive Plan, (the “Plan”), we are authorized to grant up to 1,000,000 shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants. As a result of the Share Exchange Agreement, on May 17, 2013 we notified all of our option holders, holding a total of 441,805 stock options, that their options were being cancelled as they relate to discontinued operations.

NOTE 9 – INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2013	2012

Refundable Federal income tax calculated at statutory rate of 35%	$161,000	$167,000
Less: Stock based compensation expense	(15,000)	(60,000)
Change in valuation allowance	(146,000)	(107,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2013	2012
Deferred tax asset attributable to:
Net operating losses carried forward	$315,900	$169,900
Less: Valuation allowance	(315,900)	(169,900)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance in accordance with the provision of ASC No. 740, Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2013, the Company had an unused net operating loss carryover approximating $900,000 that is available to offset future taxable income, which expires beginning in 2031. The potential benefit arising from our tax loss carry forward may be substantially limited upon any change of control in the Company under IRC Section 382.

No provision was made for federal income tax since the Company has net operating losses.

NOTE 10 – LEGAL SETTLEMENT

On June 3, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with Tony Osibov (“Osibov”) settling all outstanding claims between the Company and Osibov. As consideration for the Settlement Agreement, the Company agreed to pay Mr. Osibov $24,000 of which $15,000 had been paid as of June 30, 2013 and the remaining $9,000 was transferred to the Subsidiary on July 1, 2013. Mr. Osibov relinquished the Company from any and all rights that he has alleged that he has to any intellectual property of the Company except for the relinquishment of the PHP object oriented application backup system for creating application programming interfaces, called PHPMC which both the Subsidiary and Osibov are free to use. The foregoing settlement relates to discontinued operations of the Company.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose other than as follows:

Change in Executive Officers

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director. The resignations of Mr. Moll were not due to or caused by any disagreement with us, related to our operations, policies, practices or otherwise. Rob Rainer, our Chief Financial Officer, Secretary and Treasurer and a Director, was appointed our Chief Executive Officer and President to fill the vacancies resulting from Mr. Moll’s resignations.

In connection with Mr. Moll’s resignation, Mr. Moll agreed to terminate his Management Consulting Agreement dated July 22, 2013 and surrender for cancellation to us the 750,000 Earn-Out Shares issued to him under his management consulting agreement (the “Share Cancellation”). In addition, Mr. Moll agreed to transfer 605,192 shares of our common stock held by him to Rob Rainer (the “Transfer”).

After giving effect to the Share Cancellation and the Transfer, there is a change in control as Mr. Rainer’s direct beneficial holdings increased from 32% to 51.1%. No consideration was paid to the Company or Mr. Rainer in connection with the Share Cancellation and the Transfer.

Stock Split

On March 13, 2014, our board of directors approved an increase to the number of authorized shares of the Corporation’s common stock from 100,000,000 shares to 1,200,000,000 and to correspondingly increase the number of the Corporation’s issued and outstanding shares on a 12 for 1 basis such that each shareholder will hold 12 shares for each 1 share held, to be effective on or about April 16, 2014, or such other date that is acceptable to NASD, each in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes.

Related Party Loan

On February 20, 2104, a shareholder of the Company loaned us $7,500 for working capital needs. The loan accrues interest at 10% per annum, compounded annually, and has no maturity date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 30, 2013, our previous auditor, Ronald R. Chadwick, P.C. (“Chadwick”), had advised us that he would not be completing the 2013 audit because he was retiring from SEC audit practice.

Chadwick's reports on our financial statements for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements during the fiscal year ended December 31, 2012 and the subsequent interim period up to and including the date of dismissal between Chadwick and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Chadwick, would have caused them to make reference to the subject matter of the disagreement in connection with Chadwick's report.

On February 24, 2014, we appointed Cutler & Co., LLC, Certified Public Accountants (“Cutler”) as our new independent registered public accounting firm. Our sole Director approved the engagement of Cutler.

We did not consult with Cutler during the fiscal years ended December 31, 2012 and 2011 and any subsequent interim period prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

There have been no disagreements with Cutler in respect to accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Rob Rainer	65	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Rob Rainer, 65, was appointed as our Chief Financial Officer, Secretary, Treasurer and as a director on July 23, 2013. Mr. Rainer was appointed as our Chief Executive Officer and President on February 4, 2014. Mr. Rainer is a self-employed businessman who has run his own accounting/tax and computer system maintenance company for the last 35 years. He is an Enrolled Agent as well as a Microsoft Certified Professional. Prior to that, Mr. Rainer was second-in-command in running the finances of a large U.S. non-profit and charitable organization. Mr. Rainer does not hold, and has not previously held, any directorships in any other reporting companies.

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of the our common stock, as provided by Article 330 of Chapter 78 “Private Corporations” of the Nevada Revised Statutes, or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board.

We do not pay to our directors any compensation for each director serving as a director on our board of directors. We anticipate that compensation may be paid to officers in the event that we determine to proceed with additional exploration programs beyond the fourth phase of our exploration program.

Significant Employees

We have no significant employees other than our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

Our audit committee presently consists of our sole director. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Our sole director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee Financial Expert

We have no audit committee financial expert serving on our audit committee. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

Due to the fact that we have only sole executive officer and director, we not adopted a formal code of ethics. We plans to adopt a code of ethics in the future once we has expanded our board and executive team.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Harry Moll Former Chief Executive Officer, President and Director	One	One	None

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Rob Rainer, CEO, President, CFO Secretary, Treasurer Director	2013 2012	$0 n/a	$5,000 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$5,000 n/a
Harold C. Moll(1) Former CFO, Secretary Treasurer, Director	2013 2012	$0 n/a	$5,000 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$5,000 n/a
Dina Moskowitz(2) Chief Executive Officer and Director	2013 2012	$0 $40,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $40,000

Notes:

(1)           Harold C. Moll resigned as a drirector and from all executive officer positions on February 4, 2014.

(2)           Dina Moskowitz resigned as a director and from all executive officer positions on July 23, 2013.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2013, we had no outstanding equity awards.

Employment Contracts

Other than as described below, we are not party to any employment contracts.

On July 22, 2013, we entered into a management consulting agreement (the “Management Consulting Agreements”) dated July 22, 2013, with Rob Rainer. Under the terms of the Management Consulting Agreement with Rob Rainer and subject to the completing equity financing totaling not less than $1,000,000, Mr. Rainer agreed to act as our Chief Financial Officer, Secretary, Treasurer and a Director in consideration of a base consulting fee of $5,000 per month which amount will be reviewed annually by the Board of Directors. In addition to the base consulting fee, we issued 750,000 shares of common stock to Mr. Rainer (the “Earn-Out Shares). The Earn-Out Shares will be held in our custody or our designee and released to Mr. Rainer on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the Management Consultant Agreement. Notwithstanding that the shares are held in custody and are not released to Mr. Rainer, all voting and dividend rights in respect of the Earn-Out Shares shall accrue to Mr. Rainer and he shall be entitled to exercise such rights and receive such benefits in respect of the Earn-Out Shares. In the event of termination of the Management Consulting Agreement, any Earn-Out Shares not released, or scheduled to be released within six (6) months shall be returned for cancellation and Mr. Rainer shall have no further rights in respect of such shares. Our Board of Directors may also grant performance based bonuses annually and stock options under any stock option plan adopted by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

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

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	1,000,000

2011 Stock Incentive Plan

On July 5, 2011, we established our 2011 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to to assist in attracting and retaining highly competent key employees, non-employee directors and consultants and to act as an incentive in motivating selected key employees, non-employee directors and consultants to achieve long-term corporate objectives.

The Plan is administered by our Board of Directors or by a committee of the Board (the “Committee”). The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants. The Committee shall have the sole discretionary authority to interpret the Plan, to establish and modify administrative rules for the Plan, to impose such conditions and restrictions on Awards as it determines appropriate, and to take such steps in connection with the Plan and Awards granted hereunder as it may deem necessary or advisable.

Participants in the Plan shall be such key employees, non-employee directors and consultants, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The Committee’s designation of a Participant in any year shall not require the Committee to designate such person to receive Awards in any other year. The designation of a Participant to receive an Award under one portion of the Plan does not require the Committee to include such Participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective Awards.

The total number of shares initially authorized to be issued under the Plan shall be one million (1,000,000) shares of Common Stock and are subject to adjustment pursuant to the terms of the Plan. The number of shares available for issuance under the Plan shall be subject to adjustment in accordance with the terms of the Plan. The shares to be offered under the Plan shall be authorized and unissued shares of Common Stock, or issued shares of Common Stock which will have been reacquired by us.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. The exercise price for stock options is determined by the Committee. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Board of Directors may amend the Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

The Board of Directors shall have the right and the power to terminate the Plan at any time. No Award shall be granted under the Plan after the termination of the Plan, but the termination of the Plan shall not have any other effect and any Award outstanding at the time of the termination of the Plan may be exercised after termination of the Plan at any time prior to the expiration date of such Award to the same extent such Award would have been exercisable had the Plan not been terminated.

We have not yet filed a registration statement under the Securities Act to register the shares of our Common Stock reserved for issuance under the Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Rob Rainer CEO, CFO, President, Secretary, Treasurer & Director	2,123,500(2) (direct)	51.15%
Common Stock	All Officers and Directors as a Group (1 person)	2,123,500 Shares(2)	51.15%
5% SHAREHOLDERS
Common Stock	Rob Rainer CEO, CFO, President, Secretary, Treasurer & Director	2,123,500(2) (direct)	51.15%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2014. As of April 14, 2014, there were 4,151,574 shares of our common stock issued and outstanding.
(2)	Included in the 2,123,500 shares beneficially owned by Mr. Rainer are 750,000 Earn-Out Shares (see discussion regarding Mr. Rainer’s Earn-Out Shares in Item 11. above) held in our custody or our designee and released to Mr. Rainer on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the Management Consultant Agreement. Notwithstanding that the shares are held in custody and are not released to Mr. Rainer, all voting and dividend rights in respect of the Earn-Out Shares shall accrue to Mr. Rainer and he shall be entitled to exercise such rights and receive such benefits in respect of the Earn-Out Shares.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(a)	Any of our directors or officers;
(b)	Any person proposed as a nominee for election as a director;
(c)	Any person who beneficially owns, directly or indirectly, more than 5% of our outstanding common stock; or
(d)	Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law of any person listed in (a) to (c), above, or any person (other than a tenant or employee) who shares the household of any person listed in (a) to (c), above.

On July 22, 2013, the we entered into consulting agreements with Mr. Rainer, to act as our Director, Chief Financial Officer, Secretary and Treasurer and Mr. Moll, to act as our Director, Chief Executive Officer and President (the “Consultant(s)”). The consulting agreements were to continue until July 21, 2023, subject to earlier termination as provided in the consulting agreements. During the term of the consulting agreements, and subject to oury completing equity financing totaling not less than $1,000,000 we agreed to pay each of the Consultant a base consulting fee of $5,000 per month in consideration of their services. In addition to the base consulting fee, the Board of Directors may grant to the Consultants annual bonuses based on performance. On August 20, 2013, the Board of Directors approved, and the Consultants were paid, partial annual bonuses of $5,000 each.

On July 22, 2013, we issued a total of 1,500,000 shares of our common stock (the “Earn-Out Shares”) to both Mr. Moll and Mr. Rainer under the terms of their consulting agreements. The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the consulting agreements. The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements. The Earn-Out Shares are revalued each reporting period based on the average stock price during the respective period and the related stock based compensation expense is recognized. During the year ended December 31, 2013, the Company recognized $37,500 of stock based compensation related to the Earn-Out Shares.

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director. Mr. Moll has agreed to terminate his Management Consulting Agreement and surrender for cancellation to us the 750,000 shares issued to him under his management consulting agreement (the “Share Cancellation”).

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Rob Rainer, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$13,870	$5,592
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,870	$5,592

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Bylaws.(1)
3.2	Bylaw No. 2A to Article III - Directors.(5)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.2	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.2	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.3	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.3	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.3	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.3	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.3	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.4	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
10.5	Termination of Management Consulting Agreement and Cancellation of Earn-Out Shares between the Company and Harold C. Moll dated February 4, 2014.(6)
10.6	Mutual release between the Company and Harold C. Moll dated February 4, 2014.(6)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAASMAX, Inc.

Date:	April 14, 2014	By:	/s/ Rob Rainer
ROB RAINER
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2014	By:	/s/ Rob Rainer
ROB RAINER
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director

