Form 10-Q
period 2014-03-31
SaasMAX, Inc.
filed 2014-05-20
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X Yes ___No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ___Yes __X__ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2014, the Registrant had 49,818,888 shares of common stock outstanding.

SaaSMAX, Inc.

For the quarter ended March 31, 2014

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SaaSMax,” and the “Company” mean SaaSMax, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

SaaSMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$3,176	$4,670
Total current assets	3,176	4,670

Distributor agreement, net	53,829	56,250

Total assets	$57,005	$60,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$50,794	$37,631
Loan payable - related party	17,500	10,000
Total current liabilities	68,294	47,631

Total liabilities	68,294	47,631

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,200,000,000 shares authorized; 49,818,888 and 58,818,888 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	49,819	58,819
Additional paid-in capital	1,074,511	1,074,886
Deferred option compensation expense	-	-
Founders' receivable	-	-
Deficit accumulated during development stage	(1,135,619)	(1,120,416)
Total stockholders’ equity (deficit)	(11,289)	13,289

Total liabilities and stockholders’ equity (deficit)	$57,005	$60,920

See accompanying notes to the unaudited condensed consolidated financial statements

SaaSMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		January 19, 2011 (inception) to March 31, 2014
	2014	2013

Revenues	$-	$-	$-

Operating expenses
Professional fees	28,687	-	169,958
Marketing	-	-	15,013
General and administrative	5,266	-	35,693
Total operating expenses	33,953	-	220,664

Net operating loss from continuing operations	(33,953)	-	(220,664)

Other income
Gain on cancellation of Earn-Out Shares	18,750	-	18,750
Total other income	18,750	-	18,750

Net loss from continuing operations	(15,203)	-	(201,914)

Discontinued operations:
Loss from discontinued operations (including $0 from gain on disposal)	-	(142,250)	(933,705)

Net loss	$(15,203)	$(142,250)	$(1,135,619)

Weighted average number of common shares outstanding - basic and fully diluted	56,318,888	52,335,096

Net loss per share - Basic and fully diluted
From continuing operations	$(0.01)	$-
From discontinued operations	-	(0.01)
Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements

SaasMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Period from January 19, 2011 (inception) to March 31, 2014

			Additional Paid-In Capital	Deferred Comp. Expense		Accumulated Deficit During Development Stage
	Common Stock				Founders' Receivable
	Shares	Amount					Total
Balance,
January 19, 2011	-	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of founders' shares - January 2011	36,000,000	36,000		-	(36,000)	-	-
Issuance of common stock for cash - February 2011	9,486,000	9,486	148,614	-	-	-	158,100
Issuance of common stock for cash - March 2011	2,520,000	2,520	39,480	-	-	-	42,000
Issuance of common stock for services - October 2011	1,200,144	1,200	18,802	-	-	-	20,002
Deferred compensation expense - options	-	-	3,122	(3,122)	-	-	-
Earned compensation expense - vested options	-	-	5,523	-	-	-	5,523
Net loss	-	-	-	-	-	(182,021)	(182,021)
Balance,
December 31, 2011	49,206,144	49,206	215,541	(3,122)	(36,000)	(182,021)	43,604
Issuance of common stock for cash - February 2012	2,571,432	2,571	72,429				75,000
Issuance of common stock for cash -April 2012	1,378,872	1,379	63,621	-	-	-	65,000
Debt discount related to beneficial conversion feature	-	-	125,000	-	-	-	125,000
Deferred compensation expense - options	-	-	-	3,122	-	-	3,122
Earned compensation expense - vested options	-	-	175,774	(8,491)	-	-	167,283
Net loss	-	-	-		-	(478,174)	(478,174)
Balance,
December 31, 2012	53,156,448	53,156	652,364	(8,491)	(36,000)	(660,195)	835
Debt discount related to beneficial conversion feature	-	-	27,739	-	-	-	27,739
Earned compensation expense - vested options	-	-	-	5,660	-	-	5,660
Cancellation of common stock for sale of subsidiary - July 2013	(25,880,448)	(25,880)	(1,052,472)	-	-	-	(1,078,352)
Capital contribution related to sale of Subsidiary to related party	-	-	1,086,797	-	-	-	1,086,797
Sale of Subsidiary equity accounts to related party - July 2013	-	-	(33,000)	2,831	36,000	-	5,831
Issuance of common stock for Distributor Agreement - July 2013	300,000	300	12,200	-	-	-	12,500
Issuance of common stock for conversion of debt - July 2013	9,642,888	9,643	215,357	-	-	-	225,000
Issuance of common stock for management agreement - July 2013	18,000,000	18,000	732,000	-	-	-	750,000
Deferred compensation	-	-	(750,000)	-	-	-	(750,000)
Proceeds from issuance of common stock for cash -August 2013	2,400,000	2,400	97,600	-	-	-	100,000
Issuance of common stock for Payment of Promissory Note -August 2013	1,200,000	1,200	48,800	-	-	-	50,000
Stock based compensation	-	-	37,500	-	-	-	37,500
Net loss	-	-		-	-	(460,221)	(460,221)
Balance,
December 31, 2013	58,818,888	58,819	1,074,886	-	-	(1,120,416)	13,289
Cancellation of earn-out shares	(9,000,000)	(9,000)	9,000	-	-	-	-
Stock based compensation	-	-	9,375	-	-	-	9,375
Gain on cancellation of Earn-Out Shares	-	-	(18,750)	-	-	-	(18,750)
Net loss	-	-	-	-	-	(15,203)	(15,203)
Balance,
March 31, 2014	49,818,888	$ 49,819	$ 1,074,511	$ -	$ -	$ (1,135,619)	$ (11,289)

Adjusted retroactively for 12:1 forward stock split which occurred on April 16, 2014

See accompanying notes to the unaudited condensed consolidated financial statements

SaaSMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,		January 19, 2011 (inception) to March 31, 2014
	2014	2013

Cash flows from operating activities
Net loss	$(15,203)	$(142,250)	$(1,135,619)
Loss from discontinued operations	-	142,250	933,705
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	9,375	-	46,875
Depreciation and amortization	2,421	-	8,671
Gain on cancellation of Earn-Out Shares	(18,750)	-	(18,750)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	13,163	-	50,794
Net cash used in operating activities - continuing operations	(8,994)	-	(114,324)
Net cash used in operating activities - discontinued operations	-	(58,880)	(494,781)
Net cash used in operating activities	(8,994)	(58,880)	(609,105)

Cash flows from investing activities
Purchase of distribution agreement	-	-	(50,000)
Payment for discontinued operations	-	-	(7,131)
Net cash used in investing activities - continuing operations	-	-	(57,131)
Net cash used in investing activities - discontinued operations	-	(8,154)	(88,188)
Net cash used in investing activities	-	(8,154)	(145,319)

Cash flows from financing activities
Proceeds from loan payable - related party	7,500	-	17,500
Proceeds from issuance of common stock	-	-	150,000
Net cash provided by financing activities - continuing operations	7,500	-	167,500
Net cash provided by financing activities - discontinued operations	-	75,000	590,100
Net cash provided by financing activities	7,500	75,000	757,600

Net increase (decrease) in cash	(1,494)	7,966	3,176

Cash, beginning of period	4,670	16,375	-

Cash, end of period	$3,176	$24,341	$3,176

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Net liabilities on transfer of Subsidiary	$-	$-	$8,445
Issuance of common stock for Distribution Agreement	$-	$-	$-
Cancellation of shares of common stock	$9,000	$-	$1,078,352
Issuance of common stock for conversion of debt	$-	$-	$127,739

See accompanying notes to the unaudited condensed consolidated financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated unaudited Financial Statements

March 31, 2014

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SaaSMAX, Inc. (“SaaSMAX”, the “Company”, “we”, “us” or “our”) was incorporated on January 19, 2011 (“Inception”) under the laws of the State of Nevada. Through the end of June 2013, SaaSMAX developed and launched an online global business-to-business marketplace for software-as-a-service providers, resellers and users. On July 1, 2013, the Company transferred all of its assets and business operations to SaaSMAX Corp., the Company’s wholly-owned subsidiary (the “Subsidiary”), in exchange for the Subsidiary assuming all of the Company’s indebtedness at that date, other than Convertible Notes totaling $225,000. On July 10, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina Moskowitz, the Company’s sole Executive Officer and Director whereby Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company, in consideration for her acquisition of all of the issued and outstanding common shares of the Subsidiary. See further discussion in Note 2 – Discontinued Operations.

Effective July 9, 2013 the Company entered into a distribution agreement with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”), and we are now focusing our business operations on the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by CCAT (“continuing operations”).

Going concern

As at March 31, 2014, we had current assets of $3,176, comprising of cash, and current liabilities of $68,294, resulting in a working capital deficit of $65,118. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or our ongoing business plan. No assurance can be given that the Exclusive Distributor Agreement (see Note 4) with CCAT will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2014 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations as a distributor of DRFS Products and have incurred a net loss of $15,203 and net cash used in operating activities of $8,994 during the three months ended March 31, 2014. We will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of SaaSMAX and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. Cash, accounts payable, accrued expenses and loan payable approximate fair value because of the short maturity of these instruments. The Company currently has no other financial assets or liabilities that are measured at fair value.

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

The components of the discontinued operations are as follows:

	Three months ended March 31, 2013	January 19, 2011 (inception) to March 31, 2014

Revenues	$2,378	$11,166
Cost of services	1,723	6,615
Gross profit	655	4,551
Operating expenses
Salaries and professional fees	64,371	472,036
Technology and development	17,099	155,034
General and administrative	19,222	147,013
Total operating expenses	100,692	774,083
Loss from operations	(100,037)	(769,532)
Other expense
Interest expense	42,213	140,173
Legal settlement	-	24,000
Total other expense	42,213	164,173
Net loss	$(142,250)	$(933,705)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2014, a shareholder of the Company has loaned us $17,500 for working capital needs. The loan accrues interest at 10% per annum, compounded annually, and has no maturity date.

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

In connection with Mr. Moll’s resignation, Mr. Moll agreed to terminate his Management Consulting Agreement dated July 22, 2013 and surrender for cancellation to us the 9,000,000 Earn-Out Shares issued to him under his management consulting agreement. In addition, Mr. Moll agreed to transfer 7,262,304 shares of our common stock held by him to Rob Rainer.

See also Note 5 regarding Earn-Out Shares granted to the Consultants.

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

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, the Company (i) issued 300,000 shares of its common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013.  The promissory note has been paid in full as of December 31, 2013. As additional consideration for the Exclusive Distributor Agreement, the Company will pay to CCAT a royalty of $750 per sale of DFRS Products.  CCAT will have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine.  CCAT may, on 30 days written notice, terminate the Exclusive Distributor Agreement if the Company fails to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

The Exclusive Distributor Agreement was valued by the Company at $62,500 and is being amortized over the 5 year term. Amortization expense totaling $2,421 is included in the accompanying statements of operations for the three months ended March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective April 16, 2014 the Company completed a 12:1 forward stock split. All numbers for shares of common stock disclosed in these financial statements have been retrospectively restated for this forward stock split.

On July 8, 2013, as consideration for the acquisition of all of the issued and outstanding common shares of the Subsidiary, Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company. The shares were valued at $0.50 per share or $1,078,352 based on the most recent sale of our common stock to accredited investors.

On July 9, 2013, we issued 300,000 shares of our common stock, valued at $12,500, to CCAT as part consideration of the exclusive distribution rights granted by CCAT to the Company. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and CCAT has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

On July 18, 2013, we issued an aggregate of 9,642,888 shares of our common stock as payment for $225,000 of Convertible Notes.

On July 22, 2013, we issued a total of 18,000,000 shares of our common stock (the “Earn-Out Shares”) to both Mr. Moll and Mr. Rainer under the terms of their consulting agreements. The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the consulting agreements. The Earn-Out Shares are not beneficially owned by Mr. Moll or Mr. Rainer until they are released to them on the respective anniversary dates. The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements. The Earn-Out Shares were valued at $750,000 based on the grant date fair value and are included in additional paid in capital as deferred compensation. During the three months ended March 31, 2014, we recognized $9,375 of stock based compensation related to the Earn-Out Shares, which is included in professional fees in the accompanying condensed consolidated statements of operations.

As discussed above in Note 3 – Related Party Transactions, Mr. Moll resigned his positions effective February 4, 2014 and his 9,000,000 Earn-Out Shares were cancelled. As a result of the cancellation, we recognized a gain in the amount of $18,750 which is included in other income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014.

During August 2013, the Company received proceeds totaling $100,000 from the sale of 200,000 shares of our common stock and granted 100,000 shares of common stock, valued at $50,000, as payment in full of the $50,000 promissory note issued for the Exclusive Distributor Agreement.

NOTE 6 –STOCK INCENTIVE PLAN

In accordance with the Company’s 2011 Stock Incentive Plan, (the “Plan”), we are authorized to grant up to 12,000,000 shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants. As a result of the Share Exchange Agreement, on May 17, 2013 we notified all of our option holders, holding a total of 5,301,660 stock options, that their options were being cancelled as they relate to discontinued operations.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose other than as follows:

Stock Split

Effective April 16, 2014, our Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State. The Certificate of Change provided for both a stock split of the outstanding shares of our common stock on a 12-for-1 basis (the “Stock Split”), and a corresponding increase in the number of shares of our common stock that we are authorized to issue (the “Share Increase”).

As a result of the Stock Split, our issued and outstanding shares of common stock increased from 4,151,574 pre-Stock Split shares to 49,818,888 post-Stock Split shares. Pursuant to the Share Increase, the number of authorized shares of our common stock has increased from 100,000,000 to 1,200,000,000 shares of common stock. All amounts shown for common stock and additional paid in capital included in these financial statement have been stated to retroactively reflect the split.

Related Party Loan

On May 1, 2014, a shareholder of the Company loaned us $2,500 for working capital needs. The loan accrues interest at 10% per annum, compounded annually, and has no maturity date.

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

Since our departure from the SaaS industry and our venture into the diesel retrofit industry. We have commenced our marketing operations for the DFRS Products. We engaged a marketing consultant (the “Canadian Consultant”) and paid $15,000 for marketing services during our 2013 fiscal year.

Our Canadian Consultant has been attending installations of the DFRS Products in the United States in preparation for potential sales and installations in Canada.

Exclusive Distributor Agreement

We entered into an agreement dated July 9, 2013 (the “Exclusive Distributor Agreement”) with CCAT for the exclusive distribution rights in Canada (non-exclusive for British Columbia, Alberta and Saskatchewan) to market, sell and distribute DFRS Products owned by CCAT. See “Exclusive Distributor Agreement” below.

CCAT and DFRS Products

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

Recent Corporate Developments

We experienced the following Corporate Developments since the filing of our Form 10-K for the year ended December 31, 2013:

Amendment To Articles Of Incorporation

Effective April 16, 2014, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a twelve-for-one basis (the “Stock Split”). Accordingly, our authorized common stock was increased from 100,000,000 shares, par value $0.001 per share, to 1,200,000,000 shares, par value $0.001 per share and our issued and outstanding shares of common stock increased correspondingly from 4,151,574 shares to 49,818,888 shares.

As a result of the Stock Split, our common stock will trade under the symbol “SAAXD” for a period of 20 trading days beginning April 16, 2014. After 20 trading days, the “D” will be removed from our symbol.

A copy of our filed stamped Certificate of Change to its authorized capital is attached as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 17, 2014.

RESULTS OF OPERATIONS

Three months Summary

	Three Months Ended March 31,		Percentage Increase / (Decrease)
	2014	2013
Operating Expenses	$ 33,953		$100.0%
Loss from Operations	(33,953)	-	100.0%
Other Income (Expense)
Gain on cancellation of Earn-Out Shares	18,750	-	100.0%
Loss from Discontinued Operations	-	(142,250)	(100.0)%
Total Other Expenses	18,750	(142,250)	113.2%
Net Loss	$ (15,203)	$ (142,250)	89.3%

Revenues

We have not recognized any revenues since shifting our business operations to the marketing, selling and distribution of DFRS Products in July 2013. We expect to generate revenue with our acquisition of the rights to sell the DFRS Products. However, we do not currently have any sales or revenue history with respect to the DFRS Products or the diesel retrofit industry. As such, there is no assurance that our business efforts in this area will prove to be successful.

Operating Costs and Expenses

Our operating expenses during the three months ended March 31, 2014 relate primarily to legal and accounting fees resulting from the filing requirements necessary for a public company. We expect our operating expenses to increase with our venture into the diesel retrofit industry. As such, our previous results of operations will not be indicative of our future results of operations.

Other Income (Expense)

Other income during the three months ended March 31, 2014, resulted from the cancellation of 9,000,000 Earn-Out Shares surrendered by our former Director, Chief Executive Officer and President, Mr. Harold Moll. As of December 31, 2013, a common stock payable in the amount of $18,750 was included in Paid in Capital in the consolidated balance sheet. Due to the cancellation of the Earn-Out Shares on February 4, 2014, this liability was extinguishment and a gain was recorded.

Loss from Discontinued Operations

During the three months ended March 31, 2013, we recorded loss from discontinued operations of $142,250. Loss from discontinued operations consists of our operating activities prior to our departure from the SaaS industry and our venture into the diesel retrofit industry.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At March 31, 2014	At December 31, 2013	Percentage Increase / (Decrease)
Current Assets	$ 3,176	$ 4,670	(31.9%)
Current Liabilities	(68,294)	(47,631)	43.4%
Working Capital Deficit	$ (65,118)	$ (42,961)	(51.6%)

Cash Flows

Three Months Ended March 31, 2014

Cash Flows (Used In) Operating Activities	$ (8,994)
Cash Flows (Used In) Investing Activities	-
Cash Flows Provided By Financing Activities	7,500
Net Increase (Decrease) In Cash During Period	$ (1,494)

Our only source of financing for the three-month period ended March 31, 2014 was a short-term loan from a shareholder. The note bears interest at 10% per annum and is payable on demand.

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

CRITICAL ACCOUNTING POLICIES

There are no material changes to the critical accounting policies and estimates described in the audited financial statements for the period ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Bylaw No. 2A to Article III - Directors.(5)
3.4	Certificate of Change Pursuant to NRS 78.209.(7)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.3	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.4	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.5	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.6	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.7	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.8	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.9	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.10	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.11	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.12	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.13	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.14	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.15	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
10.16	Termination of Management Consulting Agreement and Cancellation of Earn-Out Shares between the Company and Harold C. Moll dated February 4, 2014.(6)
10.7	Mutual release between the Company and Harold C. Moll dated February 4, 2014.(6)
21.1	List of Subsidiaries.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2014
(7)	Filed as an exhibit to our Annual Report on Form 10-K filed on April 17, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SaaSMAX, INC.

Date:	May 20, 2014	By:	/s/ Rob Rainer
ROB RAINER
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

