Form 10-Q
period 2014-06-30
SaasMAX, Inc.
filed 2014-08-19
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). X Yes ____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer _ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ___ Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2014, the Registrant had 49,818,888 shares of common stock outstanding.

SaaSMAX, Inc.

For the quarter ended June 30, 2014

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SaaSMax,” and the “Company” mean SaaSMax, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

SaaSMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$296	$4,670
Total current assets	296	4,670

Distributor agreement, net	50,139	56,250

Total assets	$50,435	$60,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$69,329	$37,631
Loan payable - related party	20,000	10,000
Total current liabilities	89,329	47,631

Total liabilities	89,329	47,631

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 1,200,000,000 shares authorized; 49,818,888 and 58,818,888 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	49,819	58,819
Additional paid-in capital	1,083,886	1,074,886
Deficit accumulated during development stage	(1,172,599)	(1,120,416)
Total stockholders’ equity (deficit)	(38,894)	13,289

Total liabilities and stockholders’ equity (deficit)	$50,435	$60,920

See accompanying notes to the unaudited condensed consolidated financial statements

SaaSMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		January 19, 2011 (inception) to June 30, 2014
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—	$—

Operating expenses
Professional fees	32,204	—	60,891	—	202,162
Marketing	—	—	—	—	15,013
General and administrative	4,776	—	10,042	—	40,469
Total operating expenses	36,980	—	70,933	—	257,644

Net operating loss from continuing operations	(36,980)	—	(70,933)	—	(257,644)

Other income
Gain on cancellation of Earn-Out Shares	—	—	18,750	—	18,750
Total other income	—	—	18,750	—	18,750

Net loss from continuing operations	(36,980)	—	(52,183)	—	(238,894)

Discontinued operations:
Loss from discontinued operations (including $0 from gain on disposal)	—	(131,259)	—	(273,510)	(933,705)

Net loss	$(36,980)	$(131,259)	$(52,183)	$(273,510)	$(1,172,599)

Weighted average number of common shares outstanding - basic and fully diluted	49,818,888	53,120,436	53,050,932	53,156,436

Net loss per share - Basic and fully diluted
From continuing operations	$(0.01)	$—	$(0.01)	$—
From discontinued operations	—	(0.01)	—	(0.02)
Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to the unaudited condensed consolidated financial statements

SaasMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 19, 2011 (inception) to June 30, 2014
(Unaudited)

			Additional Paid-In Capital	Deferred Comp. Expense		Accumulated Deficit During Development Stage
	Common Stock				Founders' Receivable
	Shares	Amount					Total
Balance,
January 19, 2011	-	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of founders' shares - January 2011	36,000,000	36,000		-	(36,000)	-	-
Issuance of common stock for cash - February 2011	9,486,000	9,486	148,614	-	-	-	158,100
Issuance of common stock for cash - March 2011	2,520,000	2,520	39,480	-	-	-	42,000
Issuance of common stock for services - October 2011	1,200,144	1,200	18,802	-	-	-	20,002
Deferred compensation expense - options	-	-	3,122	(3,122)	-	-	-
Earned compensation expense - vested options	-	-	5,523	-	-	-	5,523
Net loss	-	-	-	-	-	(182,021)	(182,021)
Balance,
December 31, 2011	49,206,144	49,206	215,541	(3,122)	(36,000)	(182,021)	43,604
Issuance of common stock for cash - February 2012	2,571,432	2,571	72,429				75,000
Issuance of common stock for cash -April 2012	1,378,872	1,379	63,621	-	-	-	65,000
Debt discount related to beneficial conversion feature	-	-	125,000	-	-	-	125,000
Deferred compensation expense - options	-	-	-	3,122	-	-	3,122
Earned compensation expense - vested options	-	-	175,774	(8,491)	-	-	167,283
Net loss	-	-	-		-	(478,174)	(478,174)
Balance,
December 31, 2012	53,156,448	53,156	652,364	(8,491)	(36,000)	(660,195)	835
Debt discount related to beneficial conversion feature	-	-	27,739	-	-	-	27,739
Earned compensation expense - vested options	-	-	-	5,660	-	-	5,660
Cancellation of common stock for sale of subsidiary - July 2013	(25,880,448)	(25,880)	(1,052,472)	-	-	-	(1,078,352)
Capital contribution related to sale of Subsidiary to related party	-	-	1,086,797	-	-	-	1,086,797
Sale of Subsidiary equity accounts to related party - July 2013	-	-	(33,000)	2,831	36,000	-	5,831
Issuance of common stock for Distributor Agreement - July 2013	300,000	300	12,200	-	-	-	12,500
Issuance of common stock for conversion of debt - July 2013	9,642,888	9,643	215,357	-	-	-	225,000
Issuance of common stock for management agreement - July 2013	18,000,000	18,000	732,000	-	-	-	750,000
Deferred compensation	-	-	(750,000)	-	-	-	(750,000)
Proceeds from issuance of common stock for cash -August 2013	2,400,000	2,400	97,600	-	-	-	100,000
Issuance of common stock for Payment of Promissory Note -August 2013	1,200,000	1,200	48,800	-	-	-	50,000
Stock based compensation	-	-	37,500	-	-	-	37,500
Net loss	-	-		-	-	(460,221)	(460,221)
Balance,
December 31, 2013	58,818,888	58,819	1,074,886	-	-	(1,120,416)	13,289
Cancellation of earn-out shares	(9,000,000)	(9,000)	9,000	-	-	-	-
Stock based compensation	-	-	18,750	-	-	-	18,750
Gain on cancellation of Earn-Out Shares	-	-	(18,750)	-	-	-	(18,750)
Net loss	-	-	-	-	-	(52,183)	(52,183)
Balance,
June 30, 2014	49,818,888	$ 49,819	$ 1,083,886	$ -	$ -	$ (1,172,599)	$ (38,894)

See accompanying notes to the unaudited condensed consolidated financial statements

SaaSMAX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,		January 19, 2011 (inception) to June 30, 2014
	2014	2013

Cash flows from operating activities
Net loss	$(52,183)	$—	$(1,172,599)
Loss from discontinued operations	—	(273,510)	933,705
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	18,750	—	56,250
Gain on cancellation of Earn-Out Shares	(18,750)		(18,750)
Depreciation and amortization	6,111	—	12,361
Changes in operating assets and liabilities
Accounts payable and accrued expenses	31,698	—	69,329
Net cash used in operating activities - continuing operations	(14,374)	(273,510)	(119,704)
Net cash provided by (used in) operating activities - discontinued operations	—	174,420	(494,781)
Net cash used in operating activities	(14,374)	(99,090)	(614,485)

Cash flows from investing activities
Purchase of distribution agreement	—	—	(50,000)
Payment for discontinued operations	—	—	(7,131)
Net cash used in investing activities - continuing operations	—	—	(57,131)
Net cash used in investing activities - discontinued operations	—	(35,154)	(88,188)
Net cash used in investing activities	—	(35,154)	(145,319)

Cash flows from financing activities
Proceeds from loan payable - related party	10,000	—	20,000
Proceeds from issuance of common stock	—	—	150,000
Net cash provided by financing activities - continuing operations	10,000	—	170,000
Net cash provided by financing activities - discontinued operations	—	125,000	590,100
Net cash provided by financing activities	10,000	125,000	760,100

Net increase (decrease) in cash	(4,374)	(9,244)	296

Cash, beginning of period	4,670	16,375	—

Cash, end of period	$296	$7,131	$296

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Supplementary disclosure of noncash financing activities:
Net liabilities on transfer of Subsidiary	$—	$—	$8,445
Issuance of common stock for Distribution Agreement	$—	$—	$—
Cancellation of shares of common stock	$9,000	$—	$1,078,352
Issuance of common stock for conversion of debt	$—	$—	$127,739

See accompanying notes to the unaudited condensed consolidated financial statements

SaaSMAX, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated unaudited Financial Statements

June 30, 2014

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

Going concern

As at June 30, 2014, we had current assets of $296, comprising of cash, and current liabilities of $89,329, resulting in a working capital deficit of $89,033. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or our ongoing business plan. No assurance can be given that the Exclusive Distributor Agreement (see Note 4) with CCAT will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2014 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations as a distributor of DRFS Products and have incurred a net loss of $52,183 and net cash used in operating activities of $14,374 during the six months ended June 30, 2014. We will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of SaaSMAX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of SaaSMAX and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Development stage company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of its inception (January 19,2011) as a development stage company Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. We have not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Recently issued accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the new regulations relating to Development Stage Entities as discussed above.

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

The components of the discontinued operations are as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013	January 19, 2011 (inception) to June 30, 2014

Revenues	$4,250	$6,628	$11,166
Cost of services	3,102	4,825	6,615
Gross profit	1,148	1,803	4,551
Operating expenses
Salaries and professional fees	25,698	84,409	472,036
Technology and development	2,186	19,285	155,034
General and administrative	20,100	44,983	147,013
Total operating expenses	47,894	148,677	774,083
Loss from operations	(46,836)	(146,874)	(769,532)
Other expense
Interest expense	60,423	102,636	140,173
Legal settlement	24,000	24,000	24,000
Total other expense	84,423	126,636	164,173
Net loss	$(131,259)	(273,510)	$(933,705)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2014, a shareholder of the Company has loaned us $20,000 for working capital needs. The loans accrue interest at 10% per annum, compounded annually, and have no maturity date.

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

The Exclusive Distributor Agreement was valued by the Company at $62,500 and is being amortized over the 5 year term. Amortization expense totaling $3,690 and $6,111 is included in the accompanying statements of operations for the three and six months ended June 30, 2014.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective April 16, 2014 the Company completed a 12:1 forward stock split. All numbers for shares of common stock disclosed in these financial statements have been retrospectively restated for this forward stock split.

On July 8, 2013, as consideration for the acquisition of all of the issued and outstanding common shares of the Subsidiary, Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company. The shares were valued at $0.042 per share or $1,078,352 based on the most recent sale of our common stock to accredited investors.

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

On July 22, 2013, we issued a total of 18,000,000 shares of our common stock (the “Earn-Out Shares”) to both Mr. Moll and Mr. Rainer under the terms of their consulting agreements. The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the consulting agreements. The Earn-Out Shares are not beneficially owned by Mr. Moll or Mr. Rainer until they are released to them on the respective anniversary dates. The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements. The Earn-Out Shares were valued at $750,000 based on the grant date fair value and are included in additional paid in capital as deferred compensation. During the three and six months ended June 30, 2014, we recognized $9,375 and $18,750 of stock based compensation related to the Earn-Out Shares, which is included in professional fees in the accompanying condensed consolidated statements of operations.

As discussed above in Note 3 – Related Party Transactions, Mr. Moll resigned his positions effective February 4, 2014 and his 9,000,000 Earn-Out Shares were cancelled. As a result of the cancellation, we recognized a gain in the amount of $18,750 which is included in other income in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014.

During August 2013, the Company received proceeds totaling $100,000 from the sale of 2,400,000 shares of our common stock and granted 1,200,000 shares of common stock, valued at $50,000, as payment in full of the $50,000 promissory note issued for the Exclusive Distributor Agreement.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose other than as follows:

Related Party Loan

On July 29, 2014, a shareholder of the Company loaned us $5,000 for working capital needs. The loan accrues interest at 10% per annum, compounded annually, and has no maturity date.

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

RESULTS OF OPERATIONS

Three months Summary

	Three Months Ended June 30,		Percentage Increase / (Decrease)
	2014	2013
Operating Expenses	$36,980	$—	100.0%
Loss from Operations	(36,980)	—	100.0%
Other Expense
Loss from Discontinued Operations	—	(131,259)	(100.0)%
Total Other Expenses	—	(131,259)	(100.0)%
Net Loss	$(36,980)	$(131,259)	71.8%

Six months Summary

	Six Months Ended June 30,		Percentage Increase / (Decrease)
	2014	2013
Operating Expenses	$70,933	$—	100.0%
Loss from Operations	(70,933)	—	100.0%
Other Income (Expense)
Gain on cancellation of Earn-Out Shares	18,750	—	100.0%
Loss from Discontinued Operations	—	(273,510)	(100.0)%
Total Other Income (Expenses)	18,750	(273,510)	113.2%
Net Loss	$(15,203)	$(273,510)	89.3%

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

Operating Costs and Expenses

Our operating expenses consisted of $36,980 during the three months ended June 30, 2014. Our operating expenses consisted of consisted of professional fees of $32,204 and general administrative expenses of $4,775 for the three months ended June 30, 2014.

Our operating expenses consisted of $70,933 during the six months ended June 30, 2014. Our operating expenses consisted of consisted of professional fees of $60,891 and general administrative expenses of $10,042 for the six months ended June 30, 2014.

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

Loss from Discontinued Operations

During the three months ended June 30, 2013, we recorded loss from discontinued operations of $131,259 and during the six months ended June 30, 2013 we recorded loss from discontinued operations of $273,510. Loss from discontinued operations consists of our operating activities prior to our departure from the SaaS industry and our venture into the diesel retrofit industry.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	June 30 2014	December 31, 2013	Percentage Increase / (Decrease)
Current Assets	$296	$4,670	(93.7%)
Current Liabilities	(89,329)	(47,631)	87.5%
Working Capital Deficit	$(89,033)	$(42,961)	(51.7%)

Cash Flows

Six Months Ended June 30, 2014
Cash Flows Used In Operating Activities	$(14,374)
Cash Flows Used In Investing Activities	—
Cash Flows Provided By Financing Activities	10,000
Net Decrease In Cash During Period	$(4,374)

Our only source of financing for the six-month period ended June 30, 2014 were short-term loans from a shareholder. The notes bear interest at 10% per annum and are payable on demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered share were sold during the three and six months ended June 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued or outstanding during the three and six months ended June 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Bylaw No. 2A to Article III - Directors.(5)
3.4	Certificate of Change Pursuant to NRS 78.209.(7)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.3	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.4	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.5	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.6	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.7	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.8	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.9	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.10	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.11	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.12	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.13	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.14	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.15	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
10.16	Termination of Management Consulting Agreement and Cancellation of Earn-Out Shares between the Company and Harold C. Moll dated February 4, 2014.(6)
10.7	Mutual release between the Company and Harold C. Moll dated February 4, 2014.(6)
21.1	List of Subsidiaries. (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2014
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SaaSMAX, INC.

By:	/s/ Rob Rainer
Name:	ROB RAINER
Title:	Chief Executive Officer and Chief Financial Officer, President, Secretary and Treasurer (Principal Chief Executive Officer and Principal Financial Officer)
Date:	August 19, 2014

