Form 10-Q
period 2014-09-30
NOUVEAU VENTURES INC.
filed 2014-11-19
CIK 1515353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-54504

NOUVEAU VENTURES INC.

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

Yes [X ] No [_]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 18, 2014, the Registrant had 50,818,888 shares of common stock outstanding.

1

Nouveau Ventures Inc.

(formerly SaaSMAX, Inc.)

For the quarter ended September 30, 2014

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (defict) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Nouveau” and the “Company” mean Nouveau Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

NOUVEAU VENTURES INC.
(Fomerly SaaSMAX, Inc.)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$2,146	$4,670
Total current assets	2,146	4,670

Technology Acquisition Agreement, net	59,697	—
Distributor Agreement, net	46,945	56,250

Total assets	$108,788	$60,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$80,525	$37,631
Loan payable - related party	28,615	10,000
Total current liabilities	109,140	47,631

Total liabilities	109,140	47,631

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 1,200,000,000 shares authorized; 50,018,888 and 58,818,888 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	50,019	58,819
Additional paid-in capital	1,207,635	1,074,886
Accumulated deficit	(1,258,006)	(1,120,416)
Total stockholders’ equity (deficit)	(352)	13,289

Total liabilities and stockholders’ equity (deficit)	$108,788	$60,920

See accompanying notes to the unaudited condensed financial statements

NOUVEAU VENTURES INC.
(Formerly SaaSMAX, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	80,285	102,972	141,176	102,972
Marketing	—	15,000	—	15,000
General and administrative	5,123	25,194	15,164	25,194
Total operating expenses	85,408	143,166	156,340	143,166

Net operating loss from continuing operations	(85,408)	(143,166)	(156,340)	(143,166)

Other income
Gain on cancellation of Earn-Out Shares	—	—	18,750	—
Total other income	—	—	18,750	—

Net loss from continuing operations	(85,408)	(143,166)	(137,590)	(143,166)

Discontinued operations:
Loss from discontinued operations (including $0 from gain on disposal)	—	—	—	(273,510)

Net loss	$(85,408)	$(143,166)	$(137,590)	$(416,676)

Weighted average number of common shares outstanding - basic and fully diluted	49,901,497	53,386,632	51,989,584	53,234,016

Net loss per share - Basic and fully diluted
From continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
From discontinued operations	—	—	—	(0.02)
Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements

NOUVEAU VENTURES INC.
(Formerly SaaSMAX, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(137,590)	$(416,676)
Loss from discontinued operations	—	273,510
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	82,699	18,750
Gain on cancellation of Earn-Out Shares	(18,750)	—
Depreciation and amortization	9,608	2,421
Changes in operating assets and liabilities
Accounts payable and accrued expenses	42,894	22,961
Net cash used in operating activities - continuing operations	(21,139)	(99,034)
Net cash provided by (used in) operating activities - discontinued operations	—	(99,090)
Net cash used in operating activities	(21,139)	(198,124)

Cash flows from investing activities
Purchase of distribution agreement	—	(50,000)
Payment for discontinued operations	—	(7,131)
Net cash used in investing activities - continuing operations	—	(57,131)
Net cash used in investing activities - discontinued operations	—	(35,154)
Net cash used in investing activities	—	(92,285)

Cash flows from financing activities
Proceeds from loan payable - related party	18,615	—
Proceeds from issuance of common stock	—	150,000
Net cash provided by financing activities - continuing operations	18,615	150,000
Net cash provided by financing activities - discontinued operations	—	125,000
Net cash provided by financing activities	18,615	275,000

Net increase (decrease) in cash	(2,524)	(15,409)

Cash, beginning of period	4,670	16,375

Cash, end of period	$2,146	$966

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of stock for Technology Acquisition Agreement	$60,000	$—
Net liabilities on transfer of Subsidiary	$—	$77,387
Issuance of common stock for Distribution Agreement	$—	$2,500
Cancellation of shares of common stock	$9,000	$2,157
Issuance of common stock for conversion of debt	$—	$127,740
Issuance of Earn-Out Shares	$—	$1,500

See accompanying notes to the unaudited condensed financial statements

Nouveau Ventures Inc.

(Formerly SaaSMAX, Inc.)

Notes to the Condensed Unaudited Financial Statements

September 30, 2014

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nouveau Ventures Inc. (“Nouveau”, the “Company”, “we”, “us” or “our”) formerly known as SaaSMAX, Inc. (“SaaSMAX”) was incorporated on January 19, 2011 (“Inception”) under the laws of the State of Nevada. Effective September 8, 2014, SaaSMAX merged with our subsidiary (the “Nouveau”). In accordance with the merger, all of the issued and outstanding shares of Nouveau were cancelled, all issued and outstanding shares of SaaSMAX continued to be issued and outstanding shares of the merged company and we changed our name to Nouveau Ventures Inc. Through the end of June 2013, the Company developed and launched an online global business-to-business marketplace for software-as-a-service (“SAAS”) providers, resellers and users. On July 1, 2013, the Company transferred all of its assets and business operations to SaaSMAX Corp. (“Corp”), the Company’s then wholly-owned subsidiary, in exchange for Corp assuming all of the Company’s indebtedness at that date, other than Convertible Notes totaling $225,000. On July 10, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina Moskowitz, the Company’s sole Executive Officer and Director whereby Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company, in consideration for her acquisition of all of the issued and outstanding common shares of Corp. See further discussion in Note 2 – Discontinued Operations.

Effective July 9, 2013 the Company entered into a distribution agreement with California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”), and we are now focusing our business operations on the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by CCAT (“continuing operations”).

Going concern

As of September 30, 2014, we had current assets of $2,146, comprising of cash, and current liabilities of $109,140, resulting in a working capital deficit of $106,995. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or our ongoing business plan. No assurance can be given that the Exclusive Distributor Agreement (see Note 4) with CCAT will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2014 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations as a distributor of DRFS Products and have incurred a net loss of $137,590 and net cash used in operating activities of $21,139 during the nine months ended September 30, 2014. We will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Basis of presentation

The accompanying unaudited financial statements of Nouveau have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K.

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

Intangible Assets

Purchased intangible assets are recorded at cost, where cost is the amount of cash or cash equivalents paid or the fair value of other consideration given to acquire an asset at the time of its acquisition. The cost of such an intangible asset is measured at fair value unless the exchange transaction lacks commercial substance or the fair value of neither the asset received nor the asset given up is reliably measurable. If the fair value of either the asset received or the asset given up can be measured reliably, then the fair value of the asset given up is used to measure cost unless the fair value of the asset received is more clearly evident.

Intangible assets with finite useful lives that are acquired separately are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis. Intangible assets which have indefinite lives are not amortized, and are stated at cost less accumulated impairment losses.

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

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities (Topic 915)”.   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 – DISCONTINUED OPERATIONS

As a result of the Share Exchange Agreement entered into on July 10, 2013, with Ms. Moskowitz, all assets and liabilities, other than Convertible Notes totaling $225,000, of Corp were sold to Ms. Moskowitz. The operations relating to that business prior to July 1, 2013 are reported as discontinued operations in the accompanying consolidated statements of operations.

The components of the discontinued operations are as follows:

Nine months ended September 30, 2013

Revenues	$6,628
Cost of services	4,825
Gross profit	1,803
Operating expenses
Salaries and professional fees	84,409
Technology and development	19,285
General and administrative	44,983
Total operating expenses	148,677
Loss from operations	(146,874)
Other expense
Interest expense	102,636
Legal settlement	24,000
Total other expense	126,636
Net loss	(273,510)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2014, a shareholder of the Company has loaned us $28,615 for working capital needs. The loans accrue interest at 10% per annum, compounded annually, and have no maturity date.

On July 22, 2013, the Company entered into consulting agreements with Mr. Rainer, to act as Director, Chief Financial Officer, Secretary and Treasurer of the Company and Mr. Moll, to act as Director, Chief Executive Officer and President of the Company (the “Consultant(s)”). The consulting agreements were to continue until July 21, 2023, subject to earlier termination as provided in the consulting agreements. During the term of the consulting agreements, and subject to the Company completing equity financing totaling not less than $1,000,000 the Company shall pay each of the Consultants a base consulting fee of $5,000 per month in consideration of their services.

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

The Exclusive Distributor Agreement was valued by the Company at $62,500 and is being amortized over the 5 year term. Amortization expense totaling $3,194 and $9,305 is included in the accompanying statements of operations for the three and nine months ended September 30, 2014.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

On August 19, 2014, we entered into a Technology Acquisition Agreement (the “Technology Acquisition Agreement”) with David St. James (the “Inventor”). Closing of the Technology Acquisition Agreement occurred on August 23, 2014 (“Closing”). Under the terms of the Technology Acquisition Agreement, the Inventor assigned his right, title and interest in a patented technology for optimizing airflow to internal combustion engines to create more power (the “Technology”) and inventions utilizing the Technology that are the subject of United States Patent No. US 7,849,840 (the “Patent”) in consideration of the following:

1. Issuance to the Inventor of 200,000 shares of our common stock (the “Shares”) valued at $0.30 per share, representing the most recent price for which our common stock had sold in the market place. The Shares are held in the custody of our legal counsel and released to the Inventor on the following schedule:

(a) 50,000 Shares released on Closing;

(b) 50,000 Shares released four (4) months after Closing;

(c) 50,000 Shares released eight (8) months after Closing; and

(d) 50,000 Shares released twelve (12) months after Closing.

Notwithstanding that the Shares are held in custody and are not released to the Inventor, all voting and dividend rights in respect of the Shares accrue to the Inventor and he is entitled to exercise such rights and receive such benefits in respect of the Shares.

The Technology Acquisition Agreement was valued at the total fair market value of the Shares issued of $60,000 in the accompanying balance sheet and is being amortized over the remaining 16 year life of the Patent.

2. The Inventor also retained a royalty of 5% of gross revenues from the exploitation of the Technology, subject to minimum royalty payments of $1,500 per calendar month.

3. As further consideration for the sale, assignment and transfer of the Technology, we agreed to make expenditures of $100,000 to develop and commercialize the Technology within twelve (12) months from Closing.

We have the right to sub-license our interest in the Technology, subject to the Inventor being paid 30% of all revenues obtained through sub-licensing.

In the event the Company is unable to fulfill its obligations under number 2 or 3 above and such default is not cured within 15 days written notice, the Technology Acquisition Agreement may be terminated and Nouveau shall re-assign the Patent and transfer the intellectual property to the Inventor. Any Shares not released, or scheduled to be released in the next 30 days from the date of termination shall be returned to the Company for cancellation and the Inventor shall have no further rights in respect of such Shares. In the event of termination, the value of the Patent, net of accumulated amortization will be written down to $0.

During the nine month ended September 30, 2014, the Inventor earned $3,000 in royalties of which $1,500 was accrued as of September 30, 2014. The Company has not incurred any development fees related to the Technology as of September 30, 2014.

On August 23, 2014, we issued the Shares in the name of the Inventor and released 50,000 of the Shares to him in accordance with the Technology Acquisition Agreement.

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

On July 22, 2013, we issued a total of 18,000,000 shares of our common stock (the “Earn-Out Shares”) to both Mr. Moll and Mr. Rainer under the terms of their consulting agreements. The Earn-Out Shares are held in the custody of the Company and will be released on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the consulting agreements. The Earn-Out Shares are not beneficially owned by Mr. Moll or Mr. Rainer until they are released to them on the respective anniversary dates. The Earn-Out Shares may not be sold, transferred or pledged, and are subject to forfeiture under the termination provisions of the management consulting agreements. The Earn-Out Shares were valued at $750,000 based on the grant date fair value and are included in additional paid in capital as deferred compensation. During the three and nine months ended September 30, 2014, we recognized $63,949 and $82,699 of stock based compensation related to the Earn-Out Shares, which is included in professional fees in the accompanying condensed statements of operations.

As discussed above in Note 3 – Related Party Transactions, Mr. Moll resigned his positions effective February 4, 2014 and his 9,000,000 Earn-Out Shares were cancelled. As a result of the cancellation, we recognized a gain in the amount of $18,750 which is included in other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

On July 8, 2013, as consideration for the acquisition of all of the issued and outstanding common shares of Corp, Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company. The shares were valued at $0.042 per share or $1,078,352 based on the most recent sale of our common stock to accredited investors.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose other than as follows:

Related Party Loan

On November 12, 2014, a shareholder of the Company loaned us $1,530 for working capital needs. The loan accrues interest at 10% per annum, compounded annually, and has no maturity date.

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

OVERVIEW

We were incorporated on January 19, 2011 under the laws of the State of Nevada. Effective September 8, 2014, we changed our name from “SaaSMax, Inc.” to “Nouveau Ventures Inc.” (the “Name Change”). We were formerly developing and launching an online business-to-business marketplace and channel management tools for the rapidly growing software-as-a-service ("SAAS") market (the “SaaSMAX Marketplace”). We have decided to shift our business operations to the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”).

Since our departure from the SAAS industry and our venture into the diesel retrofit industry, we have commenced our marketing operations for the DFRS Products. We engaged a marketing consultant (the “Canadian Consultant”) and paid $15,000 for marketing services during our 2013 fiscal year.

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

Recent Corporate Developments

We experienced the following Corporate Developments since the filing of our Form 10-Q for the nine months ended September 30, 2014:

Technology Acquisition Agreement

On August 19, 2014, we entered into a Technology Acquisition Agreement (the “Technology Acquisition Agreement”) with David St. James (the “Inventor”). Closing of the Technology Acquisition Agreement occurred on August 23, 2014 (“Closing”). Under the terms of the Technology Acquisition Agreement, the Inventor assigned his right, title and interest in a patented technology for optimizing airflow to internal combustion engines to create more power (the “Technology”) and inventions utilizing the Technology that are the subject of United States Patent No. US 7,849,840 (the “Patent”) in consideration of the following:

1. Issuance to the Inventor of 200,000 shares of our common stock (the “Shares”) at a deemed price of $0.30 per share, representing the most recent price for which our common stock sold in the market place. The Shares are held in the custody of our legal counsel and released to the Inventor on the following schedule:

(a) 50,000 Shares released on Closing;

(b) 50,000 Shares released four (4) months after Closing;

(c) 50,000 Shares released eight (8) months after Closing; and

(d) 50,000 Shares released twelve (12) months after Closing.

Notwithstanding that the Shares are held in custody and are not released to the Inventor, all voting and dividend rights in respect of the Shares accrue to the Inventor and he is entitled to exercise such rights and receive such benefits in respect of the Shares.

The Technology Acquisition Agreement was valued at the total fair market value of the Shares issued of $60,000 in the accompanying balance sheet and is being amortized over the remaining 16 year life of the Patent.

2. The Inventor also retained a royalty of 5% of gross revenues from the exploitation of the Technology, subject to minimum royalty payments of $1,500 per calendar month (the “Minimum Royalties”).

3. As further consideration for the sale, assignment and transfer of the Technology, we agreed to make expenditures of $100,000 to develop and commercialize the Technology within twelve (12) months from Closing.

In the event the Company is unable to fulfill its obligations under number 2 or 3 above and such default is not cured within 15 days written notice, the Technology Acquisition Agreement may be terminated and Nouveau shall re-assign the Patent and transfer the intellectual property to the Inventor. Any Shares not released, or scheduled to be released in the next 30 days from the date of termination shall be returned to the Company for cancellation and the Inventor shall have no further rights in respect of such Shares. In the event of termination, the value of the Patent, net of accumulated amortization will be written down to $0.

We have the right to sub-license our interest in the Technology, subject to the Inventor being paid 30% of all revenues obtained through sub-licensing.

On August 23, 2014, the Inventor was appointed as our Vice-President, Secretary and as a Director.

On August 23, 2014, on Closing of the Technology Acquisition Agreement, we issued an aggregate of 200,000 shares of our common stock (the “Shares”) in the name of the Inventor and released 50,000 of the Shares to him. The Shares were issued as part consideration for the entry into the Technology Acquisition Agreement and pursuant to the exemption from registration requirements contained in Section 4(2) of the Securities Act.

Merger and Name Change

Effective September 8, 2014, we changed our name to “Nouveau Ventures Inc.” (the “Name Change”). To effect the Name Change, our wholly-owned subsidiary, Nouveau Ventures Inc., merged with and into us, and we continued as the surviving entity. Other than the Name Change, no other changes were made to the Company’s articles of incorporation and shareholder approval for the merger was not required.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2014 (“Q3 2014”) Compared to the Three Months Ended September 30, 2013 (“Q3 2013”) and Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013

Revenues	$—	$—	0%	$—	$—	0%
Operating expenses
Professional fees	80,285	102,972	-22%	141,176	102,972	37%
Marketing	—	15,000	-100%	—	15,000	-100%
General and administrative	5,123	25,194	-80%	15,164	25,194	-40%
Total operating expenses	85,408	143,166	-40%	156,340	143,166	9%
Net operating loss from continuing operations	(85,408)	(143,166)	-40%	(156,340)	(143,166)	9%
Other income (expense)
Gain on cancellation of Earn-Out Shares	—	—	0%	18,750	—	100%
Loss from discontinued operations (including $0 from gain on disposal)	—	—	0%	—	(273,510)	-100%
Total other income (expense)	—	—	0%	18,750	(273,510)	107%

Net loss	$(85,405)	$(143,166)	-40%	$(137,590)	$(416,676)	67%

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

Operating Expenses

Our operating expenses decreased 40% during Q3 2014 in comparison to Q3 2013. The decrease was due to several factors including a decrease in legal fees of approximately $55,000 as services associated with the Share Exchange Agreement entered into during Q3 2013 were not necessary in Q3 2014. This decrease was offset by an approximate $45,000 increase in the value of the Earn-Out Shares to Mr. Rainer due to an increase in the fair market value of the shares from Q3 2013 to Q3 2014. Operating expenses also decrease due to marketing fees of $15,000 paid during Q3 2013 to our Canadian Consultant to promote the DFRS product in the US and Canada for which no such expenditure was necessary in Q3 2014.

Our operating expenses increased 9% during the nine months ended September 30, 2014 in comparison to the nine months ended September 30, 2013 due to the discontinuation of our SAAS operations effective June 30, 2013. Our operating expenses shown above during the nine months ended September 30, 2013 consist of expenses incurred while focusing on the diesel retrofit industry for the period from July 1, 2013 through September 30, 2013. Operating expenses for the period from January 1, 2013 through June 30, 2013 represent those expenses incurred while operating in the SAAS industry and accordingly, are included in our loss from discontinued operations.

Professional fees consist primarily of fees associated with legal and accounting fees resulting from the filing requirements necessary for a public company, as well as, stock based compensation related to agreements with Chief Executive Officer and the Inventor.

Marketing expenses consist of consulting fees incurred in the development and marketing of the DFRS Products.

General and administrative expenses primarily relate to management fees, regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses.

Gain On Cancellation of Earn-Out Shares

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director of the Company. Mr. Moll agreed to terminate his Management Consulting Agreement dated July 22, 2013 and surrender for cancellation to us the 9,000,000 Earn-Out Shares issued to him under his management consulting agreement. As a result of the cancellation, we recognized a gain on cancellation of earn-out shares in the amount of $18,750.

Loss From Discontinued Operations

During the nine months ended September 30, 2013, we recorded a loss from discontinued operations of $273,510. Loss from discontinued operations consists of our operating activities prior to our departure from the SAAS industry and our venture into the diesel retrofit industry on July 1, 2013. Our operating expenses as disclosed relate to our operating activities with respect to the DFRS Products.

We expect our operating expenses to change with our departure from the SAAS industry and our venture into the diesel retrofit industry. As such, our previous results of operations will not be indicative of our future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At September 30, 2014	At December 31, 2013	Percentage Change
Current Assets	$2,146	$4,670	-54%
Current Liabilities	(109,141)	(46,631)	134%
Working Capital Deficit	$(106,995)	$(42,961)	149%

Cash Flows

Nine months ended September 30,
2014
Cash Flows Used In Operating Activities	$(21,139)
Cash Flows Used In Investing Activities	—
Cash Flows Provided By Financing Activities	18,615
Net Increase (Decrease) In Cash During Period	$(2,524)

Our only source of financing for the nine month period ended September 30, 2014 were short-term loans from a shareholder. The notes bear interest at 10% per annum and are payable on demand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and nine months ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated August 20, 2014 between SaaSMax Inc. (as surviving company) and Nouveau Ventures Inc. (as merging entity).(9)
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Bylaw No. 2A to Article III - Directors.(5)
3.4	Certificate of Change Pursuant to NRS 78.209.(7)
3.5	Certificate of Merger.(9)
3.6	Articles of Merger between the Company (as surviving company) and Nouveau Ventures Inc. (as merging entity), with surviving entity changing its name to "Nouveau Ventures Inc."(9)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.3	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.4	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.5	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.6	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.7	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.8	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.9	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.10	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.11	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.12	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.13	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.14	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.15	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
10.16	Termination of Management Consulting Agreement and Cancellation of Earn-Out Shares between the Company and Harold C. Moll dated February 4, 2014.(6)
10.17	Mutual release between the Company and Harold C. Moll dated February 4, 2014.(6)
10.18	Technology Acquisition Agreement dated August 19, 2014 among the Company, David St. James and the Company’s wholly-owned subsidiary, Nouveau Ventures Inc.(8)
10.19	Agreement and Plan of Merger dated August 20, 2014 between the Company and Nouveau Ventures Inc.(8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2014.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2014.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOUVEAU VENTURES INC.

Date:	November 18, 2014	By:	/s/ Rob Rainer
ROB RAINER
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

