Form 10-K
period 2014-12-31
NOUVEAU VENTURES INC.
filed 2015-08-03
CIK 1515353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [__] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $7,301,066 based on the closing price of $0.30 on June 30, 2014 as quoted by the OTC Markets on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 14, 2015, the Registrant had 50,018,888 shares of common stock outstanding.

NOUVEAU VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Nouveau ,” and the “Company” mean Nouveau Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.            BUSINESS.

General

We were incorporated on January 19, 2011 under the laws of the State of Nevada. We were formerly developing and launching an online business-to-business marketplace and channel management tools for the rapidly growing software-as-a-service ("SaaS") market (the “SaaSMAX Marketplace”). Effective July, 9, 2013, we decided to shift our business operations to the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”).  In August, 2014, we acquired a patented technology for optimizing airflow to internal combustion engines to create more power (the “Quantumcharger Technology”) and inventions utilizing the Quantumcharger Technology that are the subject of United States Patent No. US 7,849,840 (the “Patent”).

Subsequent to the fiscal year ended December 31, 2015, the Company elected not to proceed with the the marketing, selling and distribution of the CCAT propane diesel dual fuel retrofit system and elected to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties.  As such, the Company has now shifted its focus to the Quantumcharger Technology.

Technology Acquisition Agreement

On August 19, 2014, we entered into a Technology Acquisition Agreement (the “Technology Acquisition Agreement”) with David St. James (the “Inventor”). Closing of the Technology Acquisition Agreement occurred on August 23, 2014 (“Closing”). Under the terms of the Technology Acquisition Agreement, the Inventor assigned his right, title and interest in a patented technology for optimizing airflow to internal combustion engines to create more power (the “Quantumcharger Technology”) and inventions utilizing the Quantumcharger Technology that are the subject of United States Patent No. US 7,849,840 (the “Patent”) in consideration of the following:

1.         Issuance to the Inventor of 200,000 shares of our common stock (the “Shares”) at a fair market valueof $0.30 per share, representing the most recent price for which our common stock sold in the market place. The Shares are held in the custody of our legal counsel and released to the Inventor on the following schedule:

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

As of the date of this report, the 150,000 shares in tranches (a) through (c) above have been released to the Inventor.

The Technology Acquisition Agreement was valued at the total fair market value of the Shares issued of $60,000 in the accompanying balance sheet and is being amortized over the remaining 16 year life of the Patent.

2.         The Inventor also retained a royalty of 5% of gross revenues from the exploitation of the Quantumcharger Technology, subject to minimum royalty payments of $1,500 per calendar month (the “Minimum Royalties”).

3          As further consideration for the sale, assignment and transfer of the Quantumcharger Technology, we agreed to make expenditures of $100,000 to develop and commercialize the Technology within twelve (12) months from Closing.

In the event the Company is unable to fulfill its obligations under number 2 or 3 above and such default is not cured within 15 days written notice, the Technology Acquisition Agreement may be terminated and Nouveau shall re-assign the Patent and transfer the intellectual property to the Inventor. Any Shares not released, or scheduled to be released in the next 30 days from the date of termination shall be returned to the Company for cancellation and the Inventor shall have no further rights in respect of such Shares. In the event of termination, the carrying value of the Patent in our financial statements, net of accumulated amortization, will be written down to $0.

We have the right to sub-license our interest in the Quantumcharger Technology, subject to the Inventor being paid 30% of all revenues obtained through sub-licensing.

On August 23, 2014, the Inventor was appointed as our Vice-President and as a Director.

On August 23, 2014, on Closing of the Technology Acquisition Agreement, we issued an aggregate of 200,000 shares of our common stock (the “Shares”) in the name of the Inventor and released 50,000 of the Shares to him. Shares due to Mr. St James four months after Closing were released to him on December 23, 2014 and the 50,000 Shares due to Mr. St James eight months after Closing were released to him on April 23, 2014. The Shares were issued as part consideration for the entry into the Technology Acquisition Agreement and pursuant to the exemption from registration requirements contained in Section 4(2) of the Securities Act.

The Quantumcharger™

The Quantumcharger™ is a revolutionary new device which solves many of the traditional problems of both superchargers and turbochargers.  The Quantumcharger™ is basically a supercharger, either a roots type or centrifugal, that utilizes an electric motor and one or more clutches, overrun bearings, or a combination of both depending on the application.

The Quantumcharger™ is capable of providing full boost on demand at any engine speed, including before the engine has been started.  At lower engine speeds, the electric motor is used to spin the compressor to whatever speed is needed to create the desired boost.  Once the engine is running at a higher speed, the compressor can then be driven mechanically by the engine alone to provide boost without the use of the electric motor.  This enables the engine to provide additional power whenever it is needed, at lower engine speeds with the electric motor or at higher engine speeds just like a traditional supercharger being driven by the engine.  The compressor doesn’t need to be in operation at all times, usually only during periods of demand for increased power.

When used in conjunction with a turbocharger, the Quantumcharger™ can be activated briefly at lower engine speeds to eliminate the symptoms of turbo lag until the turbocharger is able to provide sufficient boost on its own.

Providing boost before the engine is started can be helpful for cold starting diesel engines in colder weather.  Also, whenever the electric motor is not needed for driving the compressor, it can be turned by the engine and used to generate electricity.  This feature can provide substantial cost and space savings since an alternator is no longer needed.  The Quantumcharger™ is used in conjunction with an electronic controller with various sensors to activate the electric motor, operate electro-magnetic clutches when used, and facilitate the generation of electricity by the electric motor.  These various actions can be based on several factors including engine speed, throttle position, intake pressure, and many more.

In modern times we are starting to see a renewed and very serious demand for innovation.  There is currently a race for new technology as a new trend has developed in the auto industry which has become known as engine downsizing.  Engine downsizing is the practice of using smaller and lighter engines in vehicles in an attempt to make them more economical, while at the same time striving to maintain the power of a larger engine for greater drivability and safety.  The Quantumcharger™ is ideal for these modern needs.  It enables new engine configurations that are fuel efficient, environmentally friendly, and cost effective, while having much more power available on demand.

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

Patents

Patent No: US 7,849,840 B2
Date of Patent: December 14, 2014
Title: Electrical Motor Assited Mechanical Supercharging System

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

We have a lack of operating history in the engine retrofit industry and there is no assurance that our business efforts in this field will be successful.

With our acquisition of the Quantumcharger Technology, we are embarking on a change of business. Although Rob Rainer, our director and Chief Executive Officer has extensive business experience, he does not have experience in the engine retrofit industry. Many of our competitors will have greater experience and/or greater financial resources than we do at this time. We intend to hire sales and consulting teams with experience in the engine retrofit industry. However, there is no assurance that our business efforts in the engine retrofit industry will prove successful.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

The demand for our products and services could be affected by several factors, including:

economic downturns in the markets in which we sell our products;

competition from other products;

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

We face competition from other retrofit companies, which could adversely affect our sales, results of operations or cash flows.

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

To service our indebtedness and other liabilities, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to pay interest on our debt and to satisfy our other debt obligations and other liabilities will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings will provide adequate sources of liquidity for at least the next twelve months, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as, reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.

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

ITEM 4.            MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock qualified for quotation on the OTCBB on August 24, 2012, under the symbol “SAAX”. No trades of our common stock occurred through the facilities of the OTCBB until September 20, 2012. The following table sets forth the range of the high and low bid closing per share of our common stock for each quarter as reported on the OTCBB or OTCQB, as applicable. Effective April 16, 2014, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a twelve-for-one basis (the “Stock Split”). The following table sets forth the range of the high and low bid closing per share of our common stock for each quarter as reported on the OTCBB or OTCQB, as applicable as adjusted to reflect the Stock Split.

	2014*		2013*
	High	Low	High	Low
First quarter ended March 31	$0.29	$0.29	$0.08	$0.08
Second quarter ended June 30	$0.75	$0.30	$0.08	$0.08
Third quarter ended September 30	$0.30	$0.10	$0.08	$0.08
Fourth quarter ended December 31	$0.65	$0.08	$0.33	$0.29

*      For the periods presented, prices represent high and low closing prices during the period.

Bid quotations entered on OTC Link and the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 14, 2015, an aggregate of 50,018,888 shares of our common stock were issued and outstanding and were owned by approximately 54 registered holders of record of our common stock.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2014.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Year End Summary

	Year Ended December 31,		Percentage Increase / (Decrease)
	2014	2013
Operating Expenses – Continuing Operations	$215,855	$165,448	30.5%
Loss from Continuing Operations	(215,855)	(165,448)	30.5%

Loss from Discontinued Operations	56,250	294,773	(80.9%	)
Total Loss from Discontinued Operations	56,250	294,773	(80.9%	)
Net Loss	$(272,105)	$(460,221)	(40.9%	)

Revenues

We did not record any revenues during the fiscal years ended December 31, 2014 and 2013. We do not currently have any sales or revenue history with respect to the Quantumcharger Technology. As such, there is no assurance that our business efforts in this area will prove to be successful.

Operating Costs Continuing Operations

Our operating expenses for continuing operations for the years ended December 31, 2014 and 2013 are outlined in the table below:

.	Year Ended December 31		Percentage Increase / (Decrease)
	2014	2013
Professional Fees	$78,917	$103,771	(24.0%	)
General and Administrative	16,289	24,177	(32.6%	)
Stock Based Compensation	120,649	37,500	221.7%
TOTAL	$215,855	$165,448	30.5%

Our operating expenses increased by $50,407  during the fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013.  The increase was primarily caused by a $83,149 increase in stock based compensation, which was partially offset by a decreases of $25,052 in  professional fees and $7,888 in general and administrative expenses during the same period.

Professional fees consist primarily of fees associated with legal and accounting fees resulting from the filing requirements necessary for a public company.

General and administrative expenses primarily relate to management fees, regulatory expenses, depreciation, Internet services, travel, entertainment, automotive and office expenses.

Stock based compensation relates to earn-in shares provided to management.

Loss From Discontinued Operations

Marketing expenses consist of consulting fees incurred in the development and marketing of the DFRS Products.

During the years ended December 31, 2014 and 2013, we recorded  losses from discontinued operations of $56,250 and $294,773 respectively..

During the year ended December 31, 2014, the loss from discontinued operations to our operations in the  diesel retrofit industry. During the year ended December 3, 2013, $273,510 of our losses form discontinued operatiosn related to our acivities in ths sofatwars as services sector and the balance of $21,263 to our operations in the diesel retrofit industry.

Net Loss

During the year ended December 31, 2014 we incurred net losses of $272,105 compared to losses of $460,221 dueing the year ended December 3, 2013, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At December 31, 2014	At December 31, 2013	Percentage Increase / (Decrease)
Current Assets	$551	$4,670	(88.2%	)
Current Liabilities	(137,505)	(47,631)	188.7%
Working Capital Deficit	$(136,954)	$(42,961)	218.8%

Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013

Cash Flows (Used In) Operating Activities	$(31,813)	$(204,420)
Cash Flows (Used In) Investing Activities	-	(92,285)
Cash Flows Provided By Financing Activities	27,694	285,000
Net (Decrease) In Cash During Year	$(4,119)	$(11,705)

Cash Flows (Used In) Operating Activities

Druing the years eneded December 31, 2014 and 2013 we used cash of $31,813 and $90,371, respectively in continuing operations.

During the year ended December 31, 2014, we incurred operating losses of $272,105 which were reduced for cash flow purposes by net non cash stock compensation expense of $120,649, loss on discountinued CCAT distriburship operations of $56,250, and depreciation of $1,213 and by an increase in accounts payable and accrued expesnes of $62,180.

By comparison during the year ended December 31, 2013,  we incurred operating losses of $460,221 which were reduced for cash flow purposes by net non cash stock compensation expsense of $37,500, loss on discountinued SAAS and CCAT distriburship operations of $294,773 and by an increase in accounts payable and accrued expenses of $37,631. We further used cash of $114,103 in our discontinued SAAS abd CCAT distriburship operations.

Cash Flows (Used In) Investing Activities

We neither used nor generated cash flow from invetsing activities related to continuing operatiions during the years ended Decemebr 31, 2014 or 2013.

During the year ended December 31, 2013 we used $92,285 in investing activities relating to the discontinued SAAS and CCAT distriburship operations.

Cash Flows Provided By Financing Activities

Druing the years ending December 31, 2014 and 2013, net cash provided by financing activities totaled $27,694 and $285,000  respectively. In the year ended December 31, 2014 we received all $27,694 by way of loan form related party. By comparison during the year ended December 31, 2013, we received $150,000 form the sale of shares of commons stock, $10,00 by way of loan from related party and $125,000 by way of financing related to the discontinued SAAS and CCAT distriburship operations.

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

Going concern

As of December 31, 2014, we had current assets of $551, comprising of cash, and current liabilities of $137,505, resulting in a working capital deficit of $136,954. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or our ongoing business plan. Our business plan requires that we raise additional capital to fund our operations throughout 2015 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations and have incurred a net loss of $272,105 and net cash used in operating activities of $31,813 during the year ended December 31, 2014. We will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Development stage company

In June 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities (Topic 915)”.   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the accompanying financial statements.

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

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 -	Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3 -	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties.  Cash, accounts payable and loan payable- related party approximate fair value because of the short maturity of these instruments.  The Company currently has no other financial assets or liabilities that are measured at fair value.

The Company’s non-financial assets, which consist of Patent Technology (see Note 5), are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Our Basic and Diluted Loss per share were identical in both the twelve months ended December 31, 2013 and 2013 as we incurred losses in both years and the inclusion of any potentially dilutive shares would have had an anti-dilutive effect on our loss per share calculation

Recently issued accounting pronouncements

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheets as of December 31, 2014 and 2013;
3.	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013.
4.	Consolidated Statement of Changes Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013.;
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
6.	Notes to Consolidated Financial Statements.

Board of Directors
Nouveau Ventures Inc.
(formerly SaaSMAX, Inc.)
La Crescenta, CA, 91214

We have audited the accompanying balance sheets of Nouveau Ventures Inc. (formerly SaaSMAX, Inc) as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nouveau Ventures Inc. (formerly SaaSMAX, Inc) as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co., LLC
Wheat Ridge, formerly Arvada, Colorado
July 30, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

NOUVEAU VENTURES, INC.
(Formerly SaaSMAX, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$551	$4,670
Total current assets	551	4,670

Distributor agreement, net	-	56,250
Patent technology	58,787	-

Total assets	$59,338	$60,920

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$99,810	$37,631
Loan payable - related party	37,695	10,000
Total current liabilities	137,505	47,631

Total liabilities	137,505	47,631

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,200,000,000 shares authorized; 50,018,888 and 58,818,888 shares issued and outstanding as of December 31, 2014 and 2013, respectively	50,019	58,819
Additional paid-in capital	1,264,335	1,074,886
Accumulated deficit	(1,392,521)	(1,120,416)
Total stockholders' equity (deficit)	(78,167)	13,289

Total liabilities and stockholders' equity (deficit)	$59,338	$60,920

The accompanying footnotes are an intregral part of these consolidated financial statements

NOUVEAU VENTURES, INC.
(formerly SaaSMAX, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013

Revenues	$-	$-

Operating expenses
Professional fees	78,917	103,771
General and administrative	16,289	24,177
Stock based compensation	120,649	37,500
Total operating expenses	215,855	165,448

Net loss from continuing operations	(215,855)	(165,448)

Discontinued operations:
Loss from discontinued software as services operations (including $0 from gain on disposal)	-	(273,510)
Loss from discontinued CCAT distributorship operations (including $0 from gain on disposal)	(56,250)	(21,263)
Total discontinued operations	(56,250)	(294,773)

Net loss	$(272,105)	$(460,221)

Net loss per share - Basic and fully diluted
From continuing operations	(0.01)	$(0.00)
From discontinued operations	(0.01)	(0.01)
Net loss per share - basic and fully diluted	(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic and fully diluted	51,492,861	51,818,888

The accompanying footnotes are an intregral part of these consolidated financial statements

NOUVEAU VENTURES INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 204 and 2013

						Accumulated
						Deficit
			Additional	Deferred		During
	Common Stock		Paid-In	Comp.	Founders'	Development
	Shares (1)	Amount (1)	Capital (1)	Expense	Receivable	Stage	Total

Balance, December 31, 2012	53,156,448	$53,156	$652,365	$(8,491)	$(36,000)	$(660,195)	$835

Debt discount related to beneficial conversion feature	-	-	27,739	-	-	-	27,739
Earned compensation expense - vested options	-	-	-	5,660	-	-	5,660
Cancellation of common stock for sale of subsidiary - July 2013	(25,880,448)	(25,880)	(1,052,472)	-	-	-	(1,078,352)
Capital contribution related to sale of Subsidiary to related party	-	-	1,086,797	-	-	-	1,086,797
Sale of Subsidiary equity accounts to related party - July 2013	-	-	(33,000)	2,831	36,000	-	5,831
Issuance of common stock for Distributor Agreement - July 2013	300,000	300	12,200	-	-	-	12,500
Issuance of common stock for conversion of debt - July 2013	9,642,888	9,643	215,357	-	-	-	225,000
Issuance of common stock for management agreement - July 2013	18,000,000	18,000	732,000	-	-	-	750,000
Deferred compensation	-	-	(750,000)	-	-	-	(750,000)
Proceeds from issuance of common stock for cash -August 2013	2,400,000	2,400	97,600	-	-	-	100,000
Issuance of common stock for Payment of Promissory Note -August 2013	1,200,000	1,200	48,800	-	-	-	50,000
Stock based compensation	-	-	37,500	-	-	-	37,500
Net loss						(460,221)	(460,221)
Balance, December 31, 2013	58,818,888	58,819	1,074,886	-	-	(1,120,416)	13,289

Cancellation of earn-out shares	(9,000,000)	(9,000)	9,000	-	-	-	-
Stock based compensation	-	-	139,399	-	-	-	139,399
Issuance of stock for Technology Acquisition Agreement	200,000	200	59,800	-	-	-	60,000
Gain on cancellation of earn-out shares	-	-	(18,750)	-	-	-	(18,750)
Net loss	-	-	-	-	-	(272,105)	(272,105)
Balance, December 31,2014	50,018,888	$50,019	$1,264,335	$-	$-	$(1,392,521)	$(78,167)

(1) As retrospectively restated for the 1:12 forward split completed effective April 16, 2014.

The accompanying footnotes are an intregral part of these consolidated financial statements

NOUVEAU VENTURES, INC.
(formerly SaaSMAX, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(272,105)	$(460,221)
Loss from discontinued software as services operations	-	273,510
Loss from discontinued CCAT distributorship operations	56,250	21,263
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	139,399	37,500
Gain on cancellation of earn-out shares	(18,750)	-
Depreciation and amortization	1,213
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	62,180	37,631
Net cash used in operating activities - continuing operations	(31,813)	(90,317)
Net cash used in operating activities - discontinued operations	-	(114,103)
Net cash used in operating activities	(31,813)	(204,420)

Cash flows from investing activities
Purchase of distribution agreement	-	-
Net cash used in investing activities - continuing operations	-	-
Net cash used in investing activities - discontinued operations	-	(92,285)
Net cash used in investing activities	-	(92,285)

Cash flows from financing activities
Proceeds from loan payable - related party	27,694	10,000
Proceeds from sale of common stock	-	150,000
Net cash provided by financing activities - continuing operations	-	160,000
Net cash provided by financing activities - discontinued operations	-	125,000
Net cash provided by financing activities	27,694	285,000

Net increase (decrease) in cash	(4,119)	(11,705)

Cash, beginning of period	4,670	16,375

Cash, end of period	$551	$4,670

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes apid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Net liabilities on transfer of Sunsidiary	$-	$8,445
Issue stock for Distribution Agreement Agree	$-	$12,500
Issue stock for Technology Acquisition Agreement	$60,000	$-
Issue asset for stock	$-	$-
Cancellation of shares of common stock	$9,000	$1,078,352
Issuance of stock for conversion of debt	$-	$127,739

The accompanying footnotes are an intregral part of these consolidated financial statements

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nouveau Ventures Inc. (“Nouveau”, the “Company”, “we”, “us” or “our”) was incorporated on January 19, 2011 (“Inception”) in the State of Nevada under the name SaaSMAX, Inc (“SaaSMAX”).

Effective September 8, 2014, SaaSMAX changed its name to Nouveau Ventures Inc.

From Inception through the end of June 2013, the Company developed and launched an online global business-to-business marketplace for software-as-a-service (“SAAS”) providers, resellers and users. On July 1, 2013, the Company transferred all of its assets and business operations to SaaSMAX Corp. (“Corp”), the Company’s then wholly-owned subsidiary, in exchange for Corp assuming all of the Company’s indebtedness at that date, other than Convertible Notes totaling $225,000. On July 10, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Dina Moskowitz, the Company’s sole Executive Officer and Director whereby Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company, in consideration for her acquisition of all of the issued and outstanding common shares of Corp. See further discussion in Note 2 – Discontinued Operations.

Effective July, 9, 2013, we decided to shift our business operations to the marketing, selling and distribution of a propane diesel dual fuel retrofit system (“DFRS Products”) owned by California Clean Air Technologies, LLC, a Nevada limited liability company (“CCAT”).

In August, 2014, we acquired a patented technology for optimizing airflow to internal combustion engines to create more power (the “Quantumcharger Technology”) and inventions utilizing the Quantumcharger Technology that are the subject of United States Patent No. US 7,849,840 (the “Patent”).

Subsequent to the fiscal year ended December 31, 2014, the Company elected not to proceed with the distribution of DFRS products and elected to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties. We provided in full against the cost of our CCAT distributor agreement as of December 31, 2014 as further described in in Note 2 – Discontinued Operations.

Consequently, the Company has now shifted its focus to its developing its Quantumcharger Technology.

Going concern

As of December 31, 2014, we had current assets of $551, comprising of cash, and current liabilities of $137,505, resulting in a working capital deficit of $136,954. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or of our ongoing business plan. No assurance can be given that the Quantumcharger Technology acquired (see Note 5) will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2015 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations either from our Quantumcharger Technology or as a distributor of DRFS Products and have incurred a net loss of $272,105 and net cash used in continuing operating activities of $31,813 during the year ended December 31, 2014. We will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

Development Stage Company

In June 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities (Topic 915)”.   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the accompanying financial statements.

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

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

Financial Instruments

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

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. Cash, accounts payable, accrued expenses and loan payable related party approximate fair value because of the short maturity of these instruments. The Company currently has no other financial assets or liabilities that are measured at fair value.

The Company’s non-financial assets, which consist of an Exclusive Distributor Agreement (see Note 4) and Patent Technology (see Note 5), are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of December 31, 2014 and 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

 Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

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

No potentially dilutive debt or equity instruments were issued or outstanding during the twelve months ended December 31, 2014 or 2013.

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

A) CCAT Exclusive Distributorship

Subsequent to the fiscal year ended December 31, 2014, the Company elected not to proceed with the Exclusive Distributor Agreement (see Note 4) and to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties. Accordingly, we provided in full against the remaining cost of our CCAT distributor agreement as of December 31, 2014 and consequently during the year ended December 31, 2014, the Company recorded a loss on the discontinuance of the CCAT distribution business of $56,250 (2013- $6,250).

	December 31, 2014	December 31, 2013

Amortization	$12,430	$6,250
Marketing expenses	-	15,013
Write off carrying value of the distribution agreement	43,820	-
Discontinued operations loss	$56,250	$21,263

B) Software as a Service Business

As a result of the Share Exchange Agreement entered into on July 10, 2013, with Ms. Moskowitz, all assets and liabilities, other than Convertible Notes totaling $225,000, of Corp were sold to Ms. Moskowitz. The operations relating to that business prior to July 1, 2013 are reported as discontinued operations in the accompanying consolidated statements of operations.

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

The components of the discontinued operations are as follows:

December 31, 2013
Revenues	$6,628
Cost of services	4,825
Gross profit	$1,083
Operating expenses
Salaries and professional fees	84,409
Technology and development	19,285
General and administrative	44,983
Total operating expenses	$148,677
Loss from operations	(46,874)
Other expense
Interest expense	102,636
Legal settlement	24,000
Total other expense	126,636
Net loss	$(273,510)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, a shareholder of the Company has loaned us $37,695 (2013 - $10,000) for working capital needs. The loans accrue interest at 10% per annum, compound annually and are due on demand.

On July 22, 2013, the Company entered into consulting agreements with Mr. Rainer, to act as Director, Chief Financial Officer, Secretary and Treasurer of the Company and Mr. Moll, to act as Director, Chief Executive Officer and President of the Company (the “Consultant(s)”). The consulting agreements were to continue until July 21, 2023, subject to earlier termination as provided in the consulting agreements. During the term of the consulting agreements, and subject to the Company completing equity financing totaling not less than $1,000,000, the Company shall pay each of the Consultants a base consulting fee of $5,000 per month in consideration of their services.

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director. The resignation of Mr. Moll was not due to or caused by any disagreement with us, related to our operations, policies, practices or otherwise. Rob Rainer, our Chief Financial Officer, Secretary and Treasurer and a Director, was appointed our Chief Executive Officer and President to fill the vacancies resulting from Mr. Moll’s resignation.

In connection with Mr. Moll’s resignation, Mr. Moll agreed to terminate his Management Consulting Agreement dated July 22, 2013 and surrender to us for cancellation the 9,000,000 Earn-Out Shares issued to him under his management consulting agreement. In addition, Mr. Moll agreed to transfer 7,262,304 shares of our common stock held by him to Rob Rainer.

See also Note 6 Stockholders’ Equity (Deficit) regarding Earn-Out Shares granted to the Consultants.

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

NOTE 3 – RELATED PARTY TRANSACTIONS CONTINUED

On closing of the Patent Technology agreement (Note 5) effective August 23, 2014, under the terms of the Patent Technology agreement, Mr. David St James became a director of the Company, the Company agreed to issue Mr. St James 200,000 shares of the Company’s common stock at a fair market value of $60,000 and to expend $100,000 per year to develop the technology. In addition, Mr. St James retained a royalty of 5% of gross revenues from exploitation of the technology subject to a minimum royalty payment of $1,500 per calendar month. As of December 31, 2014, the Company had paid Mr. St James royalties of $4,500 and a further $3,000 had been accrued to be paid to Mr. St. James in respect of the minimum royalty payment due for the period ended December 31, 2014. This amount is included in accounts payable and was paid in full subsequent to December 31, 2014 but prior to the issuance of these financial statements.

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

Under the terms of the Exclusive Distributor Agreement, as consideration for the exclusive distribution rights, the Company (i) issued 300,000 shares of its common stock to CCAT, and (ii) issued a promissory note in the principal amount of $50,000 payable without interest on July 30, 2013.  The promissory note was paid in full as of December 31, 2013. As additional consideration for the Exclusive Distributor Agreement, the Company agreed to pay to CCAT a royalty of $750 per sale of DFRS Products. CCAT was to have the exclusive rights to install the DFRS Products at a fixed price between $2,500 and $5,000, depending on the size of the engine. CCAT could, on 30 days written notice, terminate the Exclusive Distributor Agreement if the Company failed to achieve sufficient sales to generate Minimum Royalties of $22,500 (Year 1), $37,500 (Year 2), $60,000 (Year 3), $82,500 (Year 4), and $105,000 (Year 5).

The Exclusive Distributor Agreement was valued by the Company at $62,500 and was being amortized over the 5 year term. Amortization expense totaling $12,430 (2013 -$6,250) is included in the accompanying statements of operations for the year ended December 31, 2014.

Subsequent to December 31, 2014, the Company decided its primary focus would be the development of the Patent Technology acquired in the current year (see Note 5) and the Company decided to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties.  Accordingly, we provided in full against the remaining $43,820 carrying cost of our CCAT distributor agreement as of December 31, 2014 and consequently during the year ended December 31, 2014 the Company recorded a loss on the discontinuance of the CCAT distribution business of $56,250 (2013- $6,250).

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

NOTE 5 – PATENT TECHNOLOGY

On August 19, 2014, we entered into a Technology Acquisition Agreement (the “Technology Acquisition Agreement”) with David St. James (the “Inventor”). Closing of the Technology Acquisition Agreement occurred on August 23, 2014 (“Closing”). Under the terms of the Technology Acquisition Agreement, the Inventor assigned his right, title and interest in a patented technology for optimizing airflow to internal combustion engines to create more power (the “Technology”) and inventions utilizing the Technology that are the subject of United States Patent No. US 7,849,840 (the “Patent”) in consideration of the following:

1. Issuance to the Inventor of 200,000 shares of our common stock (the “Shares”) valued at $0.30 per share, representing the most recent price for which our common stock had sold in the market place. The Shares have been issued and are held in the custody of our legal counsel and are being released to the Inventor on the following schedule:

(a)	50,000 Shares released on Closing ;
(b)	50,000 Shares released four (4) months after Closing;
(c)	50,000 Shares released eight (8) months after Closing; and
(d)	50,000 Shares released twelve (12) months after Closing.

Notwithstanding that the certain of the Shares were held in custody and were not released to the Inventor, all voting and dividend rights in respect of the Shares accrue to the Inventor and he is entitled to exercise such rights and receive such benefits in respect of the Shares.

The 50,000 Shares due to Mr. St James at Closing were released to him on August 23, 2014, the 50,000 Shares due to Mr. St James four months after Closing were released to him on December 23, 2014 and the 50,000 Shares due to Mr. St James eight months after Closing were released to him on April 23, 2015.

The Technology Acquisition Agreement was valued at the total fair market value of the Shares issued of $60,000 in the accompanying balance sheet and is being amortized over the remaining 16 year life of the Patent.

In the year ended December 31, 2014 the Company incurred an amortization expense of $1,213 in respect of the cost of the Technology Acquisition Agreement.

2. The Inventor also retained a royalty of 5% of gross revenues from the exploitation of the Technology, subject to minimum royalty payments of $1,500 per calendar month.

As of December 31, 2014, the Company had paid Mr. St James royalties of $4,500 and a further $3,000 had been accrued to be paid to Mr. St. James in respect of the minimum royalty payment due for the period ended December 31, 2014. This amount is included in accounts payable and was paid in full subsequent to December 31, 2014 but prior to the issuance of these financial statements.

3. As further consideration for the sale, assignment and transfer of the Technology, we agreed to make expenditures of $100,000 to develop and commercialize the Technology within twelve (12) months from Closing.

As of December 31, 2014, and as of the date of the issuance of these financial statements, the Company has not had the necessary funding to make the required $100,000 expenditure to develop and commercialize the Technology and there can be no assurance that the Company will be able to raise the necessary funding to do so.

We have the right to sub-license our interest in the Technology, subject to the Inventor being paid 30% of all revenues obtained through sub-licensing.

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

In the event the Company is unable to fulfill its obligations under items (2) or (3) above, and such default not being cured within 15 days written notice, the Technology Acquisition Agreement may be terminated and Nouveau shall re-assign the Patent and transfer the intellectual property to the Inventor. Any Shares not released, or scheduled to be released in the next 30 days from the date of termination shall be returned to the Company for cancellation and the Inventor shall have no further rights in respect of such Shares. In the event of termination, the value of the Patent, net of accumulated amortization will be written down to $0.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Effective April 16, 2014 the Company completed a 12:1 forward stock split and all numbers for shares of common stock disclosed in these financial statements have been retrospectively restated for this forward stock split.

Cancellation of earn out shares

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director. In connection with Mr. Moll’s resignation, Mr. Moll agreed to terminate his Management Consulting Agreement dated July 22, 2013 and surrender to us for cancellation the 9,000,000 Earn-Out Shares issued to him under his management consulting agreement.

Stock based compensation

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

During the year ended December 31, 2014 and 2013, we recognized $139,399 and $37,500 of stock based compensation related to the earn-out shares in the accompanying audited statements of operations.

Gain on cancellation of earn out shares

As a result of Mr. Moll’s resignation and the cancellation of his earn out shares, we recognized a gain in the amount of $18,750 which is included in other income in the accompanying condensed consolidated statements of operations for the year ended December 31, 2014.

Issuance of stock for the Technology Acquisition Agreement

Effective August 23, 2014, we issued 200,000 shares of our common stock, valued at $0.30 per share representing the most recent price for which our common stock had sold in the market place, to Mr. St James as partial consideration for the Technology Acquisition Agreement as described in Note 5 above.

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

Settlement of promissory note

During August 2013, the Company granted 1,200,000 shares of common stock, valued at $50,000, as payment in full of the $50,000 promissory note issued for the Exclusive Distributor Agreement.

Proceeds from issuance of shares of common stock

During August 2013, the Company received proceeds totaling $100,000 from the sale of 2,400,000 shares of our common stock.

Settlement of convertible debt

On July 18, 2013, we issued an aggregate of 9,642,888 shares of our common stock as payment for $225,000 of Convertible Notes.

Issuance of stock for distributor agreement

On July 9, 2013, we issued 300,000 shares of our common stock, valued at $12,500, to CCAT as part consideration of the exclusive distribution rights granted by CCAT to the Company. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and CCAT has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

Cancellation of stock for sale of subsidiary

On July 8, 2013, as consideration for the acquisition of all of the issued and outstanding common shares of Corp, Ms. Moskowitz cancelled 25,880,448 of her common shares of the Company. The shares were valued at $0.042 per share or $1,078,352 based on the most recent sale of our common stock to accredited investors.

NOTE 7 –STOCK INCENTIVE PLAN

In accordance with the Company’s 2011 Stock Incentive Plan, (the “Plan”), we are authorized to grant up to 12,000,000 shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants. As a result of the Share Exchange Agreement, on May 17, 2013 we notified all of our option holders, holding a total of 5,301,660 stock options, that their options were being cancelled as they relate to discontinued operations. Consequently no shares were issued or outstanding under this stock incentive plan as at December 31, 2014 or 2013.

NOUVEAU VENTURES INC.
(formerly SaasMAX Inc.)
Notes to Audited Financial Statements
For the Years Ended December 31, 2014 and 2013

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ended December 31, 2014, the Company elected not to proceed with the distribution of DFRS products and elected to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties. We provided in full against the cost of our CCAT distributor agreement as of December 31, 2014 as further described in in Note 2 – Discontinued Operations.

Consequently, the Company has now shifted its focus to its developing its Quantumcharger Technology.

Effective April 23, 2015, we released the 50,000 Shares due to Mr. St James under the terms of the Technology Acquisition Agreement eight months after Closing.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that, other than as disclosed above, there are no items to be disclosed.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our executive officers and directors.

Name	Age	Positions
Rob Rainer	65	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
David St. James	41	Vice Presient and Director

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

David St. James, 41, joined the Company as a Director on August 23, 2014. Mr. St. James is an inventor and businessman based in Las Vegas, Nevada.  He has been involved in various aspects of the automotive industry, including product development, service and repair.  Mr. St. James is currently a director, Secretary and Treasurer of Homeland Resources Ltd.  Mr. St. James was the president and a director of XLR Medical Corp., a public company then engaged in medical imaging, from January 2009 to January 2012.

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

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

Our audit committee presently consists of our directors.  We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.  Our directors performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee Financial Expert

We have no audit committee financial expert serving on our audit committee. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

Due to the fact that we have only two executive officers, we not adopted a formal code of ethics.  We plan to adopt a code of ethics in the future once we have expanded our board and executive team.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended December 31, 2014, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.           EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Rob Rainer, CEO, President, CFO Secretary, Treasurer Director	2014 2013	$0 $0	$0 $5,000	$0 $0	$0 $0	$0 $0	$0 $0	$139,399 $18,750	$139,399 $23,750
David St. James Vice President and Director	2014 2013	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a
Harold C. Moll(1) Former CFO, Secretary Treasurer, Director	2014 2013	$0 $0	$0 $5,000	$0 $0	$0 $0	$0 $0	$0 $0	$(18,750) $18,750	$(18,750) $23,750
Dina Moskowitz(2) Chief Executive Officer and Director	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Notes:
(1)	Harold C. Moll resigned as a drirector and from all executive officer positions on February 4, 2014.
(2)	Dina Moskowitz resigned as a director and from all executive officer positions on July 23, 2013.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2014, we had no outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 29, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Rob Rainer CEO, CFO, President, Secretary, Treasurer & Director	25,482,000(2) (direct)	50.95%
Common Stock	David St. James Vice President & Director	200,000 (direct)	0.4%
Common Stock	All Officers and Directors as a Group (1 person)	25,682,000 Shares(2)(3)	51.35%
5% SHAREHOLDERS
Common Stock	Rob Rainer CEO, CFO, President, Secretary, Treasurer & Director	25,482,000(2) (direct)	50.95%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2015. As of July 29, 2015, there were 50,018,888 shares of our common stock issued and outstanding.

(2)	Included in the 2,123,500 shares beneficially owned by Mr. Rainer are 750,000 Earn-Out Shares (see discussion regarding Mr. Rainer’s Earn-Out Shares in Item 11. above) held in our custody or our designee and released to Mr. Rainer on the basis of 10% of the original number of Earn-Out Shares on each anniversary of the Management Consultant Agreement. Notwithstanding that the shares are held in custody and are not released to Mr. Rainer, all voting and dividend rights in respect of the Earn-Out Shares shall accrue to Mr. Rainer and he shall be entitled to exercise such rights and receive such benefits in respect of the Earn-Out Shares.

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

On August 19, 2014, we entered into a Technology Acquisition Agreement (the “Technology Acquisition Agreement”) with David St. James, our Vice President and Director. Under the terms of the Agrement we agreed to issue to Mr. St. James, 200,000 shares of our common stock at a deemed price of $0.30 per share, representing the most recent price for which our common stock sold in the market place. Mr. St. James also retained a royalty of 5% of gross revenues from the exploitation of the Quantumcharger Technology, subject to minimum royalty payments of $1,500 per calendar month.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  Our directors, Rob Rainer and David St. James, are also our executive officers.  As a result, we do not have any independent directors.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	$12,000	$13,870
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$13,870

Our audit committee annually reviews the qualifications of Cutler & Co., LLC, Certified Public Accountants, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated August 20, 2014 between SaaSMax Inc. (as surviving company) and Nouveau Ventures Inc. (as merging entity).(9)
3.1	Articles of Incorporation.[0]
3.2	Bylaws.[0]
3.3	Bylaw No. 2A to Article III - Directors.(5)
3.4	Certificate of Change Pursuant to NRS 78.209.(7)
3.5	Certificate of Merger.(9)
3.6	Articles of Merger between the Company (as surviving company) and Nouveau Ventures Inc. (as merging entity), with surviving entity changing its name to "Nouveau Ventures Inc."(9)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.3	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.4	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.5	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.6	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.7	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.8	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.9	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.10	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.11	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.12	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.13	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.14	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.15	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
10.16	Termination of Management Consulting Agreement and Cancellation of Earn-Out Shares between the Company and Harold C. Moll dated February 4, 2014.(6)
10.17	Mutual release between the Company and Harold C. Moll dated February 4, 2014.(6)
10.18	Technology Acquisition Agreement dated August 19, 2014 among the Company, David St. James and the Company’s wholly-owned subsidiary, Nouveau Ventures Inc.(8)
10.19	Agreement and Plan of Merger dated August 20, 2014 between the Company and Nouveau Ventures Inc.(8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2014.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2014.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOUVEAU VENTURES INC.

Date:	July 30, 2015	By:	/s/ Rob Rainer
ROB RAINER
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 30, 2015	By:	/s/ Rob Rainer
ROB RAINER
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director

Date:	July 30, 2015	By:	/s/ David St. James
DAVID ST. JAMES
Vice President and Director