Form 10-Q
period 2015-03-31
NOUVEAU VENTURES INC.
filed 2015-09-01
CIK 1515353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2015

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

COMMISSION FILE NUMBER   000-54504

NOUVEAU VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-4636847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37631 Alianthus Lane
Palmdale, CA	93551
(Address of principal executive offices)	(Zip Code)

(818) 249-1157
(Registrant's telephone number, including area code)

3254 Prospect Ave., La Crescenta, CA 91214
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes     [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X]  Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [  ]  Yes    [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 27, 2015, the Registrant had 50,018,888 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Nouveau,” and the “Company” mean Nouveau Ventures, Inc. and its subsidiaries, unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

NOUVEAU VENTURES INC.
(FORMERLY SAASMAX INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)

ASSETS

Current assets:
Cash	$-	$551
Total current assets	-	551

Patent Technolgy	57,877	58,787

Total assets	$57,877	$59,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$115,943	$99,810
Loans payable - related party	40,198	37,695

Total current liabilities	156,141	137,505

Total liabilities	156,141	137,505

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 (unaudited) and December 31, 2014, respectively.	-	-
Common stock, $0.001 par value; 1,200,000,000 share authorized, 50,018,888 shares issued and outstanding as of March 31, 2015 (unaudited) and December 31, 2014, respectively	50,019	50,019
Additional paid-in capital	1,411,148	1,264,335
Accumulated deficit	(1,559,431)	(1,392,521)
Total stockholders' deficit	(98,264)	(78,167)

Total liabilities and stockholders' deficit	$57,877	$59,338

The accompanying footnotes are an intergral part of these condensed consolidated unauidted financial statements

NOUVEAU VENTURES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015		2014

Revenues	$-		$-

Operating expenses
Professional fees	12,780		19,312
Stock based compensation	146,813		9,375
General and administrative	7,317		2,845
Total operating expenses	166,910		31,532

Net operating loss from continuing operations	(166,910)		(31,532)

Other income
Gain on cancellation of Earn-Out Shares	-		18,750
Total other income	-		18,750

Net loss from continuing operations	-		(12,782)

Discontinued operations:
Loss from discontinued operations	-		(2,421)

Net loss	$(166,910)		$(15,203)

Weighted average number of common shares outstanding
- basic and fully diluted	50,018,888		56,318,888

Net loss per share - Basic and fully diluted
From continuing operations	$(0.00*	)	$(0.00* )
From discontinued operations	-		(0.00* )
Net loss per share - basic and fully diluted	$(0.00*	)	$(0.00* )

 * denotes a loss of less than $(0.01) per share.

See accompanying notes to the condensed consolidated unaudited financial statements

NOUVEAU VENTURES INC.
FORMERLY SAASMAX, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(166,910)	$(15,203)
Loss from discontinued operations	-	2,421
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	146,813	9,375
Gain on cancellation of Earn-Out Shares	-	(18,750)
Depreciation and amortization	910	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	16,133	13,163
Net cash used in operating activities - continuing operations	(3,054)	(8,994)
Net cash used in operating activities - discontinued operations	-	-
Net cash used in operating activities	(3,054)	(8,994)

Cash flows from investing activities
Net cash used in investing activities - continuing operations	-	-
Net cash used in investing activities - discontinued operations	-	-
Net cash provided (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from loan payable - related party	2,503	7,500
Net cash provided by financing activities - continuing operations	2,503	7,500
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	2,503	7,500

Net increase (decrease) in cash	(551)	(1,494)

Cash, beginning of period	551	4,670

Cash, end of period	$-	$3,176

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Cancellation of shares of common stock	$-	$9,000

See accompanying notes to the condensed consolidated unauidted financial statements

Nouveau Ventures Inc.
(FORMERLY SAASMAX INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

During the period ended March 31, 2015, the Company elected not to proceed with the distribution of DFRS products and elected to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties. We provided in full against the cost of our CCAT distributor agreement as of December 31, 2014 as further described in in Note 2 – Discontinued Operations.

Consequently, the Company has now shifted its focus to its developing its Quantumcharger Technology.

Going concern

As of March 31, 2015, we had current assets of $0 and current liabilities of $156,141, resulting in a working capital deficit of $156,141. We had neither the funds nor an established profitable business to finance payment of our liabilities in the normal course of business or of our ongoing business plan. No assurance can be given that the Quantumcharger Technology acquired (see Note 5) will be successful and result in profits for the Company. Our business plan requires that we raise additional capital to fund our operations throughout 2015 and there can be no assurance that we will be able to raise any or all of the capital required. We have generated no revenue from our operations either from our Quantumcharger Technology or as a distributor of DRFS Products and have accumulated a net loss of $1,599,431 up to March 31, 2015. We will have to obtain additional funding from the sale of our securities, the sale of debt instruments or from strategic transactions in order to fund our current level of operations and there can be no assurance that we will be able to raise any or all of the capital required. If the Company is unable to generate sufficient cash flow from operations and, or, continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated filed with the SEC in our Form 10K on August 3, 2015. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

Development Stage Company

In June 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities (Topic 915)”.   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  Accordingly the Company has no longer labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the accompanying financial statements.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of March 31, 2015 and December 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided

Advertising Expense

Advertising is expensed as incurred. We did not incur advertising expense during the three ended March 31, 2015 and 2014.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2015 or 2014.

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

A) CCAT Exclusive Distributorship

During the period ended March 31, 2015, the Company elected not to proceed with the Exclusive Distributor Agreement (see Note 4) and to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties. Accordingly, we provided in full against the remaining cost of our CCAT distributor agreement as of December 31, 2014 and consequently during the year ended December 31, 2014, the Company recorded a loss on the discontinuance of the CCAT distribution business of $56,250 (2013- $21,263). No expense was incurred in the three month period ended March 31, 2015 (2014 - $2,421).

A)   CCAT Exclusive Distributorship Continued

	Three months ended
	March 31, 2015	March 31,2014

Amortization	$-	2,421

Loss from discontinued operations	$-	$2,421

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2015, a shareholder of the Company has loaned us $40,198 (December 31, 2014 - $37,695) for working capital needs. The loans accrue interest at 10% per annum, compound annually and are due on demand.

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

See also Note 6 Stockholders’ Equity (Deficit) regarding Earn-Out Shares granted to the Consultants.

On the closing of the Patent Technology agreement (Note 5) effective August 23, 2014, under the terms of the Patent Technology agreement, Mr. David St James became a director of the Company, the Company agreed to issue Mr. St James with 200,000 shares of the Company’s common stock at a fair market value of $60,000 and to expend $100,000 per year to develop the technology. In addition, Mr. St James retained a royalty of 5% of gross revenues from exploitation of the technology subject to a minimum royalty payment of $1,500 per calendar month. As of December 31, 2014, the Company had paid Mr. St James royalties of $4,500 and a further $3,000 had been accrued to be paid to Mr. St. James in respect of the minimum royalty payment due for the period ended December 31, 2014. This amount is included in accounts payable as of December 31, 2014. During the period ended March 31, 2015, the Company accrued a further $4,500 in respect of the minimum royalty payment due for the quarter and the paid Mr. St James royalties of $1,500. As of March 31, 2015, $6,000 had been accrued to be paid to Mr. St. James in respect of the minimum royalty payments and this amount was included in accounts payable as of that date. Of this balance payable, $3,000 was paid in April 2015 and the balance in June 2015.

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

During the period ended March 31, 2015, the Company decided its primary focus would be the development of the Patent Technology acquired in the current year (see Note 5) and the Company decided to allow their exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties.  Accordingly, we provided in full against the remaining $43,820 carrying cost of our CCAT distributor agreement as of December 31, 2014 and consequently during the year ended December 31, 2014 the Company recorded a loss on the discontinuance of the CCAT distribution business of $56,250 (2013- $6,250). No additional cost was incurred in respect of the CCAT distribution business during the three months ended March 31, 2015 (2014 - $2,421)

NOTE 5 – PATENT TECHNOLOGY

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

In the three month period ended March 31, 2015 the Company incurred an amortization expense of $910 (2014 - $0) in respect of the cost of the Technology Acquisition Agreement.

2. The Inventor also retained a royalty of 5% of gross revenues from the exploitation of the Technology, subject to minimum royalty payments of $1,500 per calendar month.

As of December 31, 2014, the Company had paid Mr. St James royalties of $4,500 and a further $3,000 had been accrued to be paid to Mr. St. James in respect of the minimum royalty payment due for the period ended December 31, 2014. This amount is included in accounts payable as of December 31, 2014. During the period ended March 31, 2015, the Company accrued a further $4,500 in respect of the minimum royalty payment due for the quarter and the paid Mr. St James royalties of $1,500. As of March 31, 2015, $6,000 had been accrued to be paid to Mr. St. James in respect of the minimum royalty payments and this amount was included in accounts payable as of that date. Of this balance payable, $3,000 was paid in April 2015 and the balance in June 2015.

3. As further consideration for the sale, assignment and transfer of the Technology, we agreed to make expenditures of $100,000 to develop and commercialize the Technology within twelve (12) months from Closing.

As of March 31, 2015, and as of the date of the issuance of these financial statements, the Company has not had the necessary funding to make the required $100,000 expenditure to develop and commercialize the Technology and there can be no assurance that the Company will be able to raise the necessary funding to do so.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Effective April 16, 2014 the Company completed a 12:1 forward stock split and all numbers for shares of common stock disclosed in these financial statements have been retrospectively restated for this forward stock split.

No shares of common stock were issued during the three months ended March 31, 2015 or 2014.

Cancellation of earn out shares

Effective February 4, 2014, Harold C. Moll resigned as our Chief Executive Officer, President and as a Director. In connection with Mr. Moll’s resignation, Mr. Moll agreed to terminate his Management Consulting Agreement dated July 22, 2013 and surrender to us for cancellation the 9,000,000 Earn-Out Shares issued to him under his management consulting agreement.

Gain on cancellation of earn out shares

As a result of Mr. Moll’s resignation and the cancellation of his earn out shares, we recognized a gain in the amount of $18,750 which is included in other income in the accompanying condensed statements of operations for the period ended March 31, 2014.

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

During the period ended March 31, 2015 and 2014, we recognized $146,813 and $9,375 of stock based compensation related to the earn-out shares in the accompanying audited statements of operations. A total of 900,000 earn out shares are released per year (or 225,000 shares per quarter).Stock based compensation is calculated each quarter using the average fair market value of the stock for that quarter and multiplying it by 225,000.

NOTE 7 –STOCK INCENTIVE PLAN

In accordance with the Company’s 2011 Stock Incentive Plan, (the “Plan”), we are authorized to grant up to 12,000,000 shares of common stock, stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants. As a result of the Share Exchange Agreement, on May 17, 2013 we notified all of our option holders, holding a total of 5,301,660 stock options, that their options were being cancelled as they relate to discontinued operations. No shares were issued or outstanding under this stock incentive plan as at March 31, 2015 or 2014.

NOTE 8 – SUBSEQUENT EVENTS

Effective April 23, 1014, we released the 50,000 Shares due to Mr. St James under the terms of the Technology Acquisition Agreement eight months after Closing.

On August 13, 2015 the Company issued a promissory note for $15,000 which is payable on demand and bears interest at 10% per annum.

On August 18, 2015 the Company and David St James mutually agreed to amend the Technology Acquisition Agreement and extend the expenditure requirement to develop and commercialize the Technology from twelve (12) to eighteen (18) months from the date on Closing which was August 23, 2014.

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

RESULTS OF OPERATIONS

Three months Summary

	Three Months Ended March 31,		Percentage Increase / (Decrease)
	2015	2014
Operating Expenses	$166,910	$31,532	429.3%
Loss from Continuing Operations	(166,910)	(31,532)	429.3%
Other Income:
Gain on cancellation of Earn-Out Shares	-	18,750	(100.0%	)
Total Other Income	-	18,750	(100.0%	)
Loss from Discontinued Operations	-	(2,421)	(100.0%	)
Net Loss	$(166,910)	$(15,203)	997.9%

Revenues

We did not record any revenues during the three months ended March 31, 2015 and 2014. We do not currently have any sales or revenue history with respect to the Quantumcharger Technology. As such, there is no assurance that our business efforts in this area will prove to be successful.

Operating Costs and Expenses

Our operating expenses for continuing operations for the three months ended March 31, 2015 and 2014 are outlined in the table below:

Operating Expenses	Three Months Ended March 31		Percentage Increase / (Decrease)
	2015	2014
Professional Fees	$12,780	$19,312	(33.8)%
General and Administrative	7,317	2,845	157.2%
Stock Based Compensation	146,813	9,375	1466.0%
TOTAL	$166,910	$31,532	429.3%

Our operating expenses increased from $31,532 during the three months ended March 31, 2014 to $166,910 during the three months ended March 31, 2015, an increase of $151,707. The increase was principally due to an increase in stock based compensation of $137,438, general and administrative expenses of $4,472 partially offset by a decrease of $6,532 in professional fees.

Our operating expenses consisted of consisted of professional fees, and general administrative expenses and stock based compensation.

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

Loss from Discontinued Operations

During the period ended March 31, 2015, the Company decided its primary focus would be the development of the Patent Technology acquired in the current year and the Company decided to allow its exclusive distributor agreement with CCAT to remain in default for lack of payment of royalties. Accordingly, no additional cost was incurred in respect of the continued CCAT distribution business during the three month ended March 31, 2015, while we incurred $2,421 in amortization expense in respect of the cost of the distribution agreement during the three months ended March 31 , 2014.

Net Loss

We incurred a net loss of $166,910 during the three months ended March 31, 2015 as compared to a net loss of $15,203 during the three months ended March 31, 2014, due to the factor discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At March 31, 2015	At December 31, 2014	Percentage Increase / (Decrease)
Current Assets	$-	$551	(100.0%	)
Current Liabilities	(156,141)	(137,505)	(13.6%	)
Working Capital Deficit	$(156,141)	$(136,954)	(14.01%	)

Cash Flows

	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014
Cash Flows (Used In) Operating Activities	$(3,054)	$(8,994)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	2,503	7,500
Net Increase (Decrease) In Cash During Period	$(551)	$(1,494)

During the three months ended March 31, 2015 and 2014, funds used in operating activities represented our net losses for the respective periods, adjusted for non-cash gains and losses and for increases in accounts payable and accrued liabilities of $16,133 and $13,163 respectively.

Our only source of financing for the three-month periods ended March 31, 2015 and 2014 was loans from related parties.

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

CRITICAL ACCOUNTING POLICIES

There are no material changes to the critical accounting policies and estimates described in the audited financial statements for the period ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC.

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

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            MINE SAFETY DISCLOSURES.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated August 20, 2014 between SaaSMax Inc. (as surviving company) and Nouveau Ventures Inc. (as merging entity).(9)
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Bylaw No. 2A to Article III - Directors.(5)
3.4	Certificate of Change Pursuant to NRS 78.209.(7)
3.5	Certificate of Merger.(9)
3.6	Articles of Merger between the Company (as surviving company) and Nouveau Ventures Inc. (as merging entity), with surviving entity changing its name to "Nouveau Ventures Inc."(9)
4.1	Stock Incentive Plan.(2)
10.1	Stock Incentive Plan.(2)
10.2	Convertible Promissory Note for $25,000 dated July 1, 2012, amended January 23, 2013.(3)
10.3	Convertible Promissory Note for $25,000 dated August 15, 2012, amended January 23, 2013.(3)
10.4	Convertible Promissory Note for $25,000 dated September 26, 2012, amended January 23, 2013.(3)
10.5	Convertible Promissory Note for $25,000 dated October 26, 2012, amended January 23, 2013.(3)
10.6	Convertible Promissory Note for $25,000 dated December 6, 2012, amended January 23, 2013.(3)
10.7	Convertible Promissory Note for $25,000 dated January 9, 2013, amended January 23, 2013.(3)
10.8	Convertible Promissory Note for $25,000 dated February 23, 2013.(3)
10.9	Letter dated January 24, 2013 confirming maturity dates of amended convertible notes.(3)
10.10	Exclusive Distributor Agreement dated July 9, 2013 between the Company and California Clean Air Technologies, LLC.(4)
10.11	Promissory Note in favor of California Clean Air Technologies, LLC in the principal amount of $50,000.(4)
10.12	Asset Purchase Agreement dated July 1, 2013 between the Company and its wholly-owned subsidiary, SaaSMAX Corp.(4)
10.13	Share Exchange Agreement dated July 10, 2013 between the Company and Dina M. Moskowitz for the transfer of shares of the Company’s wholly-owned subsidiary, SaaSMAX Corp.(4)
10.14	Management Consulting Agreement dated July 22, 2013 between the Company and Harold C. Moll.(5)
10.15	Management Consulting Agreement dated July 22, 2013 between the Company and Rob Rainer.(5)
10.16	Termination of Management Consulting Agreement and Cancellation of Earn-Out Shares between the Company and Harold C. Moll dated February 4, 2014.(6)
10.17	Mutual release between the Company and Harold C. Moll dated February 4, 2014.(6)
10.18	Technology Acquisition Agreement dated August 19, 2014 among the Company, David St. James and the Company’s wholly-owned subsidiary, Nouveau Ventures Inc.(8)
10.19	Agreement and Plan of Merger dated August 20, 2014 between the Company and Nouveau Ventures Inc.(8)

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed on May 23, 2011.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A filed on August 15, 2011.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on July 15, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on July 25, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2014.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2014.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOUVEAU VENTURES, INC.

Date:	September 1, 2015	By:	/s/ Rob Rainer
ROB RAINER
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)